Form 10-Q
period 2026-03-31
Rare Earths Americas, Inc.
filed 2026-06-04
CIK 2095743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43268

Rare Earths Americas, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas	39-4918133
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 W. Main Street Manchester, GA	31816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 846-5063

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $ 0.0001 par value	REA	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 1, 2026, the registrant had 19,907,282 shares of common stock, $.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements include, but are not limited to, statements about:

•
our goals and strategies;
•
our planned exploration activities;
•
expectations regarding revenue, expenses and operations;
•
risks related to our operating strategy;
•
mineral exploration and exploration program cost estimates;
•
expectations regarding the potential mineralization, geological merit and economic feasibility of our projects;
•
competition for projects in our local markets;
•
unfavorable economic conditions and restrictive financing markets;
•
significant risk and hazards associated with mining operations;
•
our Brazilian operations being subject to additional political, economic and other uncertainties not generally associated with domestic operations;
•
expectations regarding any environmental issues that may affect planned or future exploration programs and the potential impact of complying with existing and proposed environmental laws and regulations;
•
receipt and timing of exploration permits and other third-party approvals;
•
government regulation of mineral exploration and development operations;
•
developments relating to our competitors and our industry;
•
expectations regarding any social or local community issues that may affected planned or future exploration and development programs;
•
our ability to retain key personnel and maintain satisfactory labor relations; and
•
other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in our final prospectus filed pursuant to Rule 424(b)(4), which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars, except share data) (unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$20,355	$22,841
Prepaid expenses	368	216
Other current assets	80	53
Total current assets	20,803	23,110
Non-current assets
Property and equipment, net	518	390
Mineral interests (includes $2,275 and $2,275, respectively, related to consolidated VIEs)	23,379	23,327
Deferred offering costs	2,702	1,968
Other non-current assets	39	42
Total non-current assets	26,638	25,727
Total assets	$47,441	$48,837

LIABILITIES
Current liabilities
Accounts payable (includes $86 and $362, respectively, related to consolidated VIEs)	$711	$1,486
Accrued expenses (includes $518 and $22, respectively, related to consolidated VIEs)	1,111	1,211
Convertible related party loan	1,226	1,123
Other current liabilities (includes $53 and $34, respectively, related to consolidated VIEs)	55	36
Total current liabilities	3,103	3,856
Non-current liabilities
SAFE liability	18,489	11,715
Warrant liability	13,079	4,433
Other non-current liabilities (includes $14 and $20, respectively, related to consolidated VIEs)	958	370
Total non-current liabilities	32,526	16,518
Total liabilities	35,629	20,374

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 14,965,987 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Additional paid-in-capital	46,497	46,292
Accumulated other comprehensive loss	(342)	(267)
Accumulated deficit	(36,619)	(19,838)
Equity attributable to stockholders of the Company	9,537	26,188
Noncontrolling interest	2,275	2,275
Total stockholders' equity	11,812	28,463
Total liabilities and stockholders' equity	$47,441	$48,837

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except share and per share data) (unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Exploration and evaluation expenses	$2,065	$50
General and administrative expenses	2,716	249
Depreciation expense	23	1
Total operating expenses	4,804	300
Operating loss	(4,804)	(300)
Other income (expenses):
Interest income	127	—
Interest expense	(45)	(1)
Foreign currency transaction loss	(4)	—
Change in fair value of SAFE	(3,409)	—
Change in fair value of warrants	(8,646)	—
Total other (expenses) income	(11,977)	(1)
Loss before income taxes	(16,781)	(301)
Provision for income taxes	—
Net loss	(16,781)	(301)
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Rare Earths Americas, Inc.	$(16,781)	$(301)

Net loss per common share, basic and diluted	$(1.12)	$(0.03)
Weighted average common shares outstanding, basic and diluted	14,965,987	9,375,000

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands of U.S. Dollars) (unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(16,781)	$(301)
Other comprehensive income (loss):
Foreign currency translation adjustments	(75)	(15)
Total other comprehensive income (loss)	(75)	(15)
Comprehensive loss	(16,856)	(316)
Less: Comprehensive loss attributable to noncontrolling interest	—	—
Comprehensive loss attributable to Rare Earths Americas, Inc.	$(16,856)	$(316)

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' DEFICIT AND STOCKHOLDERS' EQUITY

(in thousands of U.S. Dollars, except share data) (unaudited)

					Members' Equity	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance as of December 31, 2024					$9,982	$(334)	$(9,908)	$(260)
Equity contribution from parent					32	—	—	32
Change in foreign currency translation					—	(15)	—	(15)
Net loss					—	—	$(301)	(301)
Balance as of March 31, 2025					$10,014	$(349)	$(10,209)	$(544)

	Common Stock		Members' Equity	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2025	14,965,987	$1	$—	$46,292	$(267)	$(19,838)	$2,275	$28,463
Stock-based compensation expense	—	—	—	205	—	—	—	205
Change in foreign currency translation	—	—	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	—	(16,781)	—	(16,781)
Balance as of March 31, 2026	14,965,987	$1	$—	$46,497	$(342)	$(36,619)	$2,275	$11,812

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars) (unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,781)	$(301)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	23	1
Loss on foreign currency transaction	4	—
Stock-based compensation	797	—
Provision for labor claims	2	7
Allocated expenses from parent	—	32
Change in fair value of warrants	8,646	—
Change in fair value of SAFE	3,409	—
Noncash lease expense	3	—
Changes in operating assets and liabilities:
Prepaid expenses	(152)	—
Other assets	(27)	(3)
Accounts payable	(356)	(1)
Accrued expenses	(110)	—
Accounts payable to related parties	103	398
Other liabilities	13	(21)
Net cash (used in) provided by operating activities	$(4,426)	$112
Cash flows from investing activities:
Purchases of property and equipment	(157)	—
Investment in mineral interests	(52)	—
Net cash used in investing activities	(209)	—
Cash flows from financing activities:
Payments of deferred offering costs	(1,138)	(100)
SAFE proceeds	3,365	—
Net cash provided by (used in) financing activities	2,227	(100)
Effect of exchange rates on cash and cash equivalents	(78)	(15)
Net decrease in cash and cash equivalents	(2,486)	(3)
Cash and cash equivalents at beginning of period	22,841	6
Cash and cash equivalents at end of period	$20,355	$3

Supplemental non-cash information:
Non-cash contribution from REA Australia	$—	$32

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

Notes to the CONDENSED CONSOLIDATED financial statements

(in thousands of U.S. Dollars, except share and per share data) (unaudited)

1.
Organization and Business Operations

Rare Earths Americas, Inc. (“REA”, the “Company”, “we”, or “our”) was initially incorporated in February 2025 under the laws of the Cayman Islands as Rare Earths Americas Ltd. On October 15, 2025, the Company completed a redomestication, through the filing of a certificate of conversion in the state of Texas, resulting in the Company becoming a Texas corporation and the Company's name changed to Rare Earths Americas, Inc.

The Company is an exploration-stage mining company engaged in the acquisition, exploration, and development of mineral resource projects in the United States and Brazil. The Company's principal activities consist of advancing rare earth and mineral resource projects and evaluating related development opportunities. The Company has not generated revenues from mining operations.

The Company is currently advancing three projects: the Alpha Project in Bahia, Brazil, the Constellation IAC Project in Minas Gerais, Brazil and the Shiloh Project in the state of Georgia in the United States. All of the Company's projects are in the exploration stage, and the Company has not established mineral reserves or demonstrated economic viability at any project.

The Company operates in two reportable segments, United States Mining Operations and Brazil Mining Operations, based on the geographic location of its operations and internal management reporting (See Note 13 – Segment Reporting).

2.
Significant Accounting Policies

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies, as disclosed in Note 2, “Summary of Significant Accounting Policies,” to the audited consolidated financial statements for the fiscal year ended December 31, 2025 included in our final prospectus filed pursuant to Rule 424(b)(4) on May 7, 2026 (File No. 333-295032) (the "Prospectus").

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Rare Earths Americas, Inc., its wholly-owned subsidiaries and consolidated variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities & Exchange Commission (“SEC”) for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.

All dollar amounts presented in the accompanying footnotes are presented in thousands, with the exception of share and per share information.

As REA and Alpha Minerals Brazil Participações Ltda ("AMBPL") were determined to be entities under common control, the acquisition of AMBPL’s net assets were recorded at their historical carrying amounts, and these financial statements reflect REA and AMBPL on a consolidated basis for periods following REA’s incorporation in February 2025. Periods prior to February 2025 relate solely to the predecessor operations of AMBPL.

Interim Financial Statement Presentation

Certain information and disclosures normally included in our audited annual financial statements have been condensed or omitted. We believe these condensed consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. Interim results are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes as of December 31, 2025 and for the year then ended included in the Prospectus.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and (2) the reported amounts of expenses during the reporting periods.

Significant accounting estimates reflected in our condensed consolidated financial statements include, but are not limited to, fair value of warrant liability, fair value of Simple Agreements for Future Equity (“SAFE”) liability, and fair value of stock-based compensation awards.

Net Loss per Common Share

Basic and diluted loss per share of common stock attributable to common stockholders have been retroactively adjusted to reflect the capital structure of REA for all periods presented and were calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period.

RSAs were included in common stock issued and outstanding and were considered contingently issuable in the calculation of weighted-average shares outstanding for purposes of calculating basic and diluted loss per share. The grantees receiving RSAs have all rights as a shareholder with respect to these shares, whether vested or unvested, including, without limitation, rights to vote the shares, receive dividends, etc.

When applicable, diluted earnings per share would be calculated based upon the inclusion of additional dilutive and potentially dilutive shares that are determined not to be anti-dilutive. The following securities have been excluded from the calculation of diluted loss per share because the effect is anti-dilutive:

	March 31, 2026	December 31, 2025
SAFE	1,128,740	2,195,500
Warrants	970,391	970,391
Restricted stock units	1,048,763	917,598
Convertible related party loan	187,153	171,474
Total	3,335,047	4,254,963

Recently Adopted Accounting Standards

For the three months ended March 31, 2026, there were no newly adopted accounting standards that materially impacted the Company’s condensed consolidated financial statements. Refer to Note 2, “Significant Accounting Policies,” in the audited consolidated financial statements for the fiscal year ended December 31, 2025, in the Company’s Prospectus.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 amends ASC Topic 220, “Comprehensive Income,” to expand the disclosure of expense information in the notes to the financial statements. ASU 2024-03 requires public business entities to disaggregate specified income statement expenses, such as purchases of inventory, employee compensation, depreciation, amortization, and depletion into detailed categories presented in a tabular format. Additionally, ASU 2024-03 mandates (1) qualitative descriptions for expenses not separately disaggregated and (2) disclosure of the total amount of selling expenses including, in annual periods, disclosure of an entity's definition of selling expenses. ASU 2024-03 is effective for the Company’s fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. Early adoption is also permitted. The Company is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.

3.
Fair Value Measurements

At times, the Company may hold (1) assets and liabilities that qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”) that are re-measured and reported at fair value at each reporting period, and (2) non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability.

The Company applies a three-level hierarchy to prioritize the inputs used in measuring fair value:

• Level 1:	Quoted prices in active markets for identical assets or liabilities.
• Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets in active markets or inputs that are observable for the asset or liability.
• Level 3:	Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use.

As of March 31, 2026 and December 31, 2025, the Company's financial instruments consisted of cash and cash equivalents, accounts payable, warrants, the SAFE liability and related party debt. The carrying amount of cash and cash equivalents and accounts payable is stated at cost, which approximates fair value. The carrying amount of the warrants and SAFE liability is fair value, as further described below. The Company did not have any Level 1 or Level 2 assets or liabilities as of either balance sheet date.

Financial Instruments Carried at Fair Value

The Company has no Level 3 financial assets measured on a recurring basis. The following table presents the Level 3 financial liabilities measured on a recurring basis:

	March 31, 2026	December 31, 2025
Level 3 Financial liabilities:
Warrant liability	$13,079	$4,433
SAFE liability	$18,489	$11,715
Stock-based compensation warrant liability (included in Other non-current liabilities)	$895	$303

Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2026 and 2025.

Warrant Liability

On July 22, 2025, the Company issued immediately exercisable and fully vested warrants to purchase shares of its common stock as part of the Foothills transaction. The warrants are freestanding financial instruments and do not meet the criteria for equity classification because the exercise price is denominated in a currency other than the Company's functional currency. As a result, the warrants are not considered indexed to the Company's own stock and are classified as a warrant liability.

The Company estimates the fair value of the warrant liability using the Black-Scholes option-pricing model. The significant unobservable inputs used in the fair value measurement of the warrant liability are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. The warrant liability is categorized as Level 3 because it is valued based on unobservable inputs and management's judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such financial instruments.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability:

	March 31, 2026	December 31, 2025
Expected term (in years)	3.50	3.75
Expected volatility	115%	95%
Risk-free interest rate	3.68%	3.58%
Expected dividend yield	0%	0%
Share price	$17.70	$6.67

Changes to the expected term, expected volatility, or the price of the underlying stock could result in a change to the fair value measurement.

The following table presents the reconciliation of the warrant liability accounted for under ASC 815 measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$4,433
Change in estimated fair value	8,646
Ending balance – March 31, 2026	$13,079

The following table presents the reconciliation of the stock compensation warrant liability accounted for under ASC 718 measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$303
Change in estimated fair value	592
Ending balance – March 31, 2026	$895

SAFE Liability

In December 2025, the Company entered into SAFE agreements to raise $15,080, which are described in Note 10 - Debt. The SAFE agreements were issued to numerous investors, all of which had identical terms. $11,715 of the SAFE agreements were funded as of December 31, 2025. By January 21, 2026, the Company received the remaining proceeds of $3,365 related to the SAFE agreements issued in December 2025.

The Company's SAFE agreements are recorded at fair value on our balance sheet. The Company’s review of the terms of the agreements and the negotiation process corroborated that cash proceeds received at issuance approximated fair value, and the change in fair value between the issuance date and March 31, 2026 was recognized in the consolidated statements of operations. The fair value of the Company's SAFE agreements was based on significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement within the fair value hierarchy.

The fair value of the Company’s SAFE liability was determined using a probability-weighted expected return methodology (“PWERM”), which considers multiple potential liquidity outcomes and their respective likelihoods. Under this framework, the valuation incorporates three primary scenarios: (i) an initial public offering (“IPO”), (ii) a corporate transaction, and (iii) dissolution. The expected economic outcome under each scenario was estimated and then probability-weighted based on management’s assumptions to arrive at an overall fair value as of the valuation date.

In an IPO scenario, the SAFE agreements are assumed to convert into equity at the more favorable of a discounted IPO price or a price implied by the valuation cap. In a corporate transaction scenario, holders are assumed to have the option to receive either cash equal to the original investment or the value of shares issuable upon conversion, whichever is more favorable. In a dissolution scenario, the payoff is based on a recovery of invested capital, adjusted for an assumed recovery rate.

At issuance, the key assumptions used in pricing the SAFE agreements were the expected timing of the Company's IPO, estimated IPO price, common stock price used in the change of control scenario, probability weighting of the change control scenarios and the credit adjusted discount rate. The valuation also incorporates the impact of embedded optionality arising from the SAFE conversion features and holder election rights. This optionality is estimated using a Black-Scholes option pricing framework, which captures the potential upside associated with conversion under favorable equity valuations and the economic value of the holder’s choice in a corporate transaction. The resulting option value is combined with the present value of expected cash or equity payoffs in each scenario to determine total scenario values. The following table summarizes the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the SAFE Liability:

	March 31, 2026	December 31, 2025
Expected term (in years)	0.11 - 0.75	0.36 - 1.00
Expected volatility	97% - 129%	121% - 137%
Risk-free interest rate	3.68% - 3.70%	3.45% - 3.60%
Expected dividend yield	0%	0%
Share price	$10.83 - $17.82	$6.67 - $11.73

The following table presents the reconciliation of the SAFE liability measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$11,715
Proceeds received under SAFE agreements	3,365
Change in estimated fair value – March 31, 2026	3,409
Ending balance	$18,489

4.
Variable Interest Entities

On July 22, 2025, the Company purchased 100% of the ordinary shares of FRE Australia, a holding company who, through its subsidiary Foothills Rare Earths, LLC, a North Carolina LLC, is a private exploration stage mining company with operations in the Harris and Talbot Counties of Georgia, United States (the “Shiloh Project”). The project area is secured through a combination of option agreements (see Note 6 – Mineral Interests). The Company accounted for the acquisition of FRE Australia as an asset acquisition that is a VIE. Substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets.

The Company has consolidated FRE Australia, including Southeast Metals LLC (“SEM”), which are variable interest entities, and the carrying amounts of consolidated FRE Australia’s (including SEM) assets and liabilities were as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,126	$10,922
Prepaid expenses	295	118
Total current assets	2,421	11,040
Non-current assets
Property and equipment, net	469	362
Mineral interests, which includes $2,275 related to SEM	23,379	23,327
Other non-current assets	39	42
Total non-current assets	23,887	23,731
Total assets	$26,308	$34,771

LIABILITIES
Current liabilities
Accounts payable	$86	$362
Accrued expenses	518	22
Other current liabilities	53	34
Total current liabilities	657	418
Non-current liabilities
Other non-current liabilities	14	20
Total non-current liabilities	14	20
Total liabilities	$671	$438

Additionally, there was a noncontrolling interest of $2,275 related to SEM upon acquisition. SEM and FRE Australia’s creditors do not have recourse to the general credit of the primary beneficiary.

5.
Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Computer and office equipment	$93	$50
Machinery equipment	204	143
Vehicles	275	228
Total property and equipment	572	421
Less: accumulated depreciation	(54)	(31)
Property and equipment, net	$518	$390

Depreciation expense was $23 and $1 for the three months ended March 31, 2026 and 2025, respectively.

6.
Mineral Interests

Mineral interests consisted of the following:

	March 31, 2026	December 31, 2025
Beginning balance	$23,327	$—
Acquired mineral interests	—	23,223
Capitalized land option payments	52	104
Ending balance	$23,379	$23,327

Mineral interests include acquired interests in exploration stage properties, including the costs of options to acquire such properties. Exploration costs are expensed as incurred. Costs of rights or options to explore and lease properties are considered exploration costs and expensed as incurred. As of March 31, 2026, the mineral interests capitalized are held by FRE Australia and SEM, whereas the costs of arrangements entered into by AMBPL have been expensed as incurred. No options were exercised during the three months ended March 31, 2026.

In the event that the Company exercises its options under one or more option agreements and begins commercial exploration, it will be required to make royalty payments based on a percentage of production revenue as defined in the agreements.

7.
Common Stock

Common Stock of REA Inc.

Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the Board of Directors. The common stock is not redeemable at the option of the holder.

As of March 31, 2026, the Company had reserved shares of common stock for future issuance as follows:

March 31, 2026
Common stock warrants	970,391
2025 Equity Incentive Plan:
Unvested RSUs	1,048,763
Shares available for future grants	211,237
2,230,391

8.
Stock-Based Compensation

On August 12, 2025, the Company's Board of Directors adopted the Rare Earth Americas Ltd. 2025 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock-based awards to employees, directors, and consultants. Under the Plan, 1,500,000 shares were reserved for stock-based compensation in the form of options, restricted stock units, or other stock-based awards. Shares issued under the Plan shall be drawn from authorized and unissued shares or reacquired common stock.

Through July 21, 2025, some REA Australia employees that provided services to Alpha were eligible to participate in equity-settled stock-based compensation plans that REA Australia operates for its employees and consultants. None of REA Australia's plans are cash-settled.

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2026, the Company granted RSUs to employees and directors and experienced forfeitures of outstanding RSUs. The grant-date fair value of RSUs granted during the period was determined using valuation methodologies consistent with those applied in prior periods.

The fair value of the Company’s RSUs was determined using a PWERM, assuming an (i) IPO and (ii) corporate transaction scenarios. The expected economic outcome under each scenario was estimated and then probability-weighted based on management’s assumptions to arrive at an overall fair value as of the valuation date.

In the IPO scenario, the RSUs are valued based on an expected IPO price which is discounted for the lack of marketability between the valuation date and the future expected IPO date. In a corporate transaction scenario, the total equity value was determined based on a market approach and allocated to the RSUs using the option pricing method (“OPM”).

At issuance, the key assumptions used in pricing the RSUs were the expected timing of the Company's IPO, estimated IPO price, common stock price used in the change of control scenario, probability weighting of the change control scenarios and discount for lack of marketability.

The following table summarizes the assumptions used in the IPO scenario to estimate the fair value of the RSUs:

March 31, 2026
Expected IPO Date	5/8/2026
Expected IPO Price per Share	$19.00
Discount for Lack of Marketability	7.0%
Probability of Occurring	85.0%

The following table summarizes the assumptions used in the OPM to estimate the fair value of the RSUs:

March 31, 2026
Expected term (in years)	0.75
Expected Volatility	129%
Risk-free interest rate	3.68%
Expected dividend yield	0%
Discount for Lack of Marketability	20.0%

The discount for lack of marketability was determined considering quantitative models, empirical studies, and market data.

Activity during the three months ended March 31, 2026 in RSUs related to employees and directors was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested Balance—December 31, 2025	736,610	$6.48
Granted	172,904	11.54
Vested	—	—
Forfeited	(26,739)	7.00
Unvested Balance—March 31, 2026	882,775	$7.45
Vesting solely upon a service condition	103,165
Vesting requires meeting a performance condition	779,610

Activity during the three months ended March 31, 2026 in RSUs related to nonemployees was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested Balance—December 31, 2025	180,988	$6.44
Granted	—	—
Vested	—	—
Forfeited	(15,000)	6.42
Unvested Balance—March 31, 2026, of which:	165,988	$6.44
Vesting solely upon a service condition	—
Vesting requires meeting a performance condition	165,988

Warrants

In connection with the Company's acquisition of FRE Australia in July 2025, the Company granted warrants which are considered stock-based payments. The Company recognized stock-based compensation expense of $592 for the warrants during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the fair value of the warrants is $895 and $303, respectively, and all of the warrants granted remain outstanding.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	March 31,
	2026	2025
General and administrative expenses:
Stock-Based Compensation Expense — Directors	$205	$—
Stock-Based Compensation Expense — Employees	592	—
Total stock-based compensation expense	$797	$—

As of March 31, 2026 and December 31, 2025, total stock-based compensation expense related to unvested awards not yet recognized was $7,441 and $5,936, respectively. Of the $7,441 unrecognized compensation cost as of March 31, 2026, approximately $6,591 is expected to be recognized upon and after consummation of the performance-based vesting condition, with the remainder primarily related to time-based awards that vest upon completion of specified service periods, irrespective of a liquidity event. As of December 31, 2025, all unrecognized stock-based compensation expense was subject to a performance-based vesting condition.

The consummation of performance-based vesting condition occurred on May 6, 2026 and $5,327 in stock-based compensation expense was immediately recognized. Refer to Note 14 — Subsequent Events for additional details.

9.
Accrued Expenses and Other Non-Current Liabilities

The Company's accrued expenses consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Deferred offering costs	$289	$229
Accrued investor relations and listing fees	—	85
Accrued professional fees	53	44
Accrued employee incentives	240	792
Accrued payroll taxes	12	33
Accrued exploration costs	517	—
Accrued other	—	28
Total Accrued expenses	$1,111	$1,211

The Company's other non-current liabilities consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Labor contingency	$49	$47
Lease liability - non-current	14	20
Stock-based compensation liability	895	303
Total Other Non-Current Liabilities	$958	$370

10.
Debt

SAFE

In late December 2025, the Company entered into SAFE agreements to raise $15,080. The SAFE will convert into shares issued in the next equity financing with equity proceeds of $7,000 or more. Upon such conversion, the conversion price would be the lesser of (a) the price at which the shares were issued in the equity financing less 20% or (b) $250,000 divided by the fully diluted capitalization immediately prior to the equity financing. If a Corporate Transaction (as defined) takes place before the next qualified equity financing, SAFE holders will have the option to have their investment redeemed in cash or converted into common stock. SAFE holders are not entitled to vote or receive dividends prior to conversion.

As of March 31, 2026, all proceeds have been received under the SAFE. The Company accounts for the SAFE as liabilities, with changes in fair value recognized in the consolidated statements of operations. The fair value of the SAFE liability was $11,715 as of December 31, 2025 and $18,489 as of March 31, 2026.

Convertible related party loan - BRC Loan Agreement

In June 2025 AMBPL entered into a loan agreement with BRC, a related party, whereby amounts previously paid by BRC on AMBPL's behalf were formalized into a note payable to BRC. At the inception of the loan agreement, the outstanding balance was $575. As of December 31, 2025, the loan had an outstanding principal and accrued interest balance of $1,123.

Interest under the loan is payable on amounts borrowed at the Brazil Interbank Deposit Certificate rate, which was 14.65% per year as of March 31, 2026. The loan amount plus any accrued interest shall be repaid in full on the earliest of the following dates to occur: (i) December 31, 2026 or (ii) 5 business days after the sale or transfer of a controlling interest in the Company or a controlling interest in the controlling company of AMBPL.

During the three months ended March 31, 2026, we recorded interest expense of $39. As of March 31, 2026 and December 31, 2025, we had accrued interest payable of $191 and $152, respectively. As of March 31, 2026 and December 31, 2025 there were no unamortized premiums, discounts, or deferred costs on the loan.

11.
Related Party Transactions

REA Australia

REA Australia was the sole shareholder of AMBPL until July 22, 2025. Prior to this date, certain shared costs were allocated to the Company by REA Australia and reflected as expenses in the consolidated financial statements. These allocated shared costs were $32 for the three months ended March 31, 2025 and consisted primarily of executive remuneration and stock-based compensation, and to a lesser extent exploration costs. There are no similar costs in the period ended March 31, 2026.

Board of Directors

The Company paid Board compensation to entities controlled by certain members of the Board of Directors. Certain directors provide service through a limited liability company (“LLC”), which is wholly owned and controlled by the respective director. Total director fees paid to these LLCs were $13 and $0 for the three months ended March 31, 2026 and 2025, respectively. Amounts owed to these LLCs as of March 31, 2026 and December 31, 2025 were $60 and $13, which are included in accrued liabilities.

12.
Commitments and Contingencies

Unasserted legal claim

The Company uses third-party labor providers to support certain operations. In connection with this model, there is an unasserted, labor-related contingency that could, under certain circumstances, give rise to secondary exposure for the Company if the applicable contractor were unable to satisfy any settlement or judgment. As of the reporting date, no claims have been filed or asserted directly against the Company, and the contractor has not indicated any unwillingness or inability to meet its legal obligations. The contractor remains the primary obligor with respect to any such obligations, and any potential exposure to the Company, if ultimately incurred, would be secondary to the contractor’s primary responsibility.

Based on management’s assessment of the information currently available, the Company determined that a loss related to this matter is probable and reasonably estimable. The Company's balance sheets as of March 31, 2026 and December 31, 2025, include other non-current liabilities of $49 and $47, respectively, for this matter.

The Company will continue to monitor developments and update its estimates as additional information becomes available.

13.
Segment Reporting

Operating segments are defined as components of an entity engaged in business activities from which they may recognize revenues and incur expenses, and about which discrete financial information is available and evaluated regularly by the entity's chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments due to their geographical location: United States Mining Operations and Brazil Mining Operations. Our Brazil Mining Operation is comprised of AMBPL, which primarily operates two sites in Brazil. Our United States Mining Operation is comprised of FRE Australia (and its wholly owned subsidiary Foothills Rare Earths LLC), a consolidated variable interest entity, which operates a site (Project Shiloh) in the state of Georgia located in the United States pursuant to two option agreements. Prior to the acquisition of FRE Australia, the Company had one reportable segment.

The Company’s CODM has been identified as the Chief Executive Officer, who focuses on segment operating loss as the measure of performance to evaluate different segments and to make decisions to allocate resources and evaluate exploration progress. Exploration and evaluation and general and administrative expenses are the significant segment expenses included in the measure of segment operating loss and used to monitor budget version actual results.

The following table summarizes the Company's long-lived assets, which includes mineral interests by geographic region as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
United States	$23,858	$23,688
Brazil	39	29
Total Long-lived assets	$23,897	$23,717

Assets other than long-lived assets are not regularly reported to the CODM on the segment basis because they consist primarily of cash and assets not specific to a segment.

Significant segment expense included in the measure of segment profit or loss are shown below and reconciled to net loss before taxes for three months ended March 31, 2026 and 2025:

For the three months ended March 31, 2026	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$1,865	$200	$2,065
General and administrative expenses	13	323	336
Depreciation expense	22	1	23
Segment operating loss	$(1,900)	$(524)	$(2,424)
Corporate and other expenses			2,380
Interest income			127
Interest expense			45
Foreign exchange loss			4
Change in fair value of SAFE			(3,409)
Change in fair value of warrants			(8,646)
Loss before income taxes			$(16,781)

For the three months ended March 31, 2025	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$—	$50	$50
General and administrative expenses	—	112	112
Depreciation expense	—	1	1
Segment operating loss	$—	$(163)	$(163)
Corporate and other expenses			137
Interest expense			1
Loss before income taxes			$(301)

14.
Subsequent Events

IPO

Subsequent to March 31, 2026, the Company completed its initial public offering (the “Offering”) of 3,333,331 shares of common stock at an initial public offering price of $19.00 per share, for gross proceeds of approximately $63.3 million. The Offering closed on May 7, 2026, and the Company received net proceeds of approximately $58.9 million before offering expenses, after deducting underwriting discounts and commissions. In connection with the Offering, the Company’s common stock began trading on the NYSE American LLC under the symbol “REA.” The Company granted the underwriters a 30‑day option to purchase additional shares of common stock and the underwriters exercised a portion of the over‑allotment option to purchase 299,789 additional shares, which settled on May 14, 2026 for net proceeds of $5.3 million.

SAFE Conversion

In connection with the completion of the Offering, all SAFE agreements automatically converted into 1,037,100 shares of the Company’s common stock in accordance with the terms of the SAFE agreements.

RSU Vesting

In connection with the completion of the Offering, outstanding RSUs that were subject to a liquidity‑based vesting condition vested in accordance with their contractual terms. As a result, 581,609 RSUs vested upon the closing of the Offering. Certain of these vested RSUs are subject to contractual lock‑up provisions and will be settled in shares of the Company’s common stock following the expiration of the applicable lock‑up period of 180 days.

BRC Loan Agreement Conversion

In connection with the completion of the Offering, the convertible related party loan was converted into 201,807 shares of common stock at a fixed conversion price of $6.55 per share.

Greenfield Agreement Conversion

In connection with the Company’s Mineral Rights Assignment and Covenants Agreement (the “Greenfield Agreement”), and following the completion of the Offering, the Company issued 19,052 shares of its common stock to Greenfield Exploration Ltda. and Focus Capital Partners Pty Ltd. The issuance represents equity consideration in lieu of cash for a portion of the contractual payment obligations triggered by the Offering, consistent with the terms of the Greenfield Agreement.

2026 Equity Incentive Plan

On April 10, 2026, our stockholders approved the Rare Earth Americas, Inc, 2026 Equity Incentive Plan (the “2026 Plan”), which became effective upon the completion of the Offering and filing of the Form S-8. The 2026 Plan provides for the grant of stock-based awards to employees, directors, and consultants. Under the Plan, 1,850,000 shares were reserved for future issuance. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash-based or stock-based awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of REA includes information that REA’s management believes is relevant to an assessment and understanding of the Company’s historical operations. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements for the three months ended March 31, 2026 and 2025 and the respective notes thereto, which are included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the years ended December 31, 2025 and 2024 and the respective notes thereto previously filed with the SEC.

This discussion also contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 related to our current plans, estimates and assumptions, and events and financial trends that may affect our future operating results or financial position. We use terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions to identify forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties that could cause our actual results and the timing of events to differ materially from those expressed in these forward-looking statements due to a number of factors, including those discussed in “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q.

Any reference in this section to “we”, “us”, “our”, “REA”, or the “Company” refers to Rare Earths Americas, Inc. and our consolidated subsidiaries for the periods subsequent to the formation of Rare Earths Americas Ltd. on February 28, 2025 or, as the context requires, to the historical results of Alpha Minerals Brazil Participações Ltda “AMBPL.” Any reference to AMBPL refers to AMBPL prior to the consummation of the Acquisitions (as defined below). Refer to the discussion of “Our Corporate and Operating History and the Related Financial Information Reflected in Our Reported Results” for additional details regarding the operations that comprise REA for the reporting periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Overview

Our Corporate and Operating History and the Related Financial Information Reflected in Our Reported Results

In February 2025, we were incorporated as Rare Earths Americas Ltd., under the laws of the Cayman Islands, for the purposes of acquiring AMBPL and Foothills Rare Earths Limited (“FRE Australia”) in two transactions that were contingent upon the completion of each other (the “Acquisitions”), as well as to raise the initial capital necessary to support the continued operations of the acquired and combined entities in a private placement transaction (“Private Placement”). The acquisition of AMBPL, a company organized under the laws of Brazil and with a history of exploration activities primarily conducted at two sites in Brazil, and the acquisition of FRE Australia, an Australian incorporated public unlisted Corporation that had performed limited exploration activities in the United States, were both completed on July 22, 2025 (the “Merger Date”). Consideration for the Acquisitions consisted of REA common shares issued to the former shareholders of each entity and, in the case of FRE Australia, the issuance of warrants exercisable for shares of REA’s common stock in exchange for FRE Australia’s previously outstanding options. The Private Placement, which resulted in the raise of $15.9 million after transaction costs, was completed on July 30, 2025. We subsequently completed a re-domestication through the filing of a certificate of conversion, becoming a Texas corporation on October 15, 2025. Following the redomestication, our name changed to Rare Earths Americas, Inc.

We determined that our acquisition of AMBPL is a transaction between entities under common control because the former sole shareholder of AMBPL, Rare Earths Americas Limited (“REA Australia”), retained control of AMBPL through its majority ownership in REA. Furthermore, as (1) our activities through the Merger Date were limited to administrative tasks supporting the Acquisitions and Private Placement and (2) we succeeded to substantially all of the operations of AMBPL, we determined that AMBPL is the predecessor entity to REA for financial statements purposes. As REA and AMBPL were determined to be entities under common control, the acquisition of AMBPL’s net assets were recorded at their historical carrying amounts and these financial statements reflect REA and AMBPL on a consolidated basis for periods following REA’s incorporation in February 2025. Periods prior to February 2025 relate solely to the predecessor operations of AMBPL. FRE Australia was determined to be a variable interest entity and its acquisition was an asset acquisition. See “Note 4 – Asset Acquisition and Variable Interest Entity” in our financial statements for the years ended December 31, 2025 and 2024 included in our final prospectus filed pursuant to Rule 424(b)(4) on May 7, 2026 (File No. 333-295032) (the “Prospectus”). The operating results and cash flows of FRE Australia are reflected in our consolidated results of operations and statement of financial condition for reporting periods subsequent to the Merger Date.

Our Business and Our Strategy

We are an exploration-stage company focused on advancing a portfolio of critical mineral projects targeting high-grade heavy rare earth mineral assets. Our portfolio includes three material projects - Alpha, Constellation, and Shiloh, along with certain non-material early-stage exploration projects, most notably our Homer Project in Goiás, Brazil. All of our properties are currently in exploration stage, and we have not yet commenced mining operations or generated any revenue. Our current operations are focused on defining mineralization for our projects and increasing our understanding of the characteristics and economics of each project. We hold options to purchase or lease mining rights to all of the properties we are exploring. Those options are described in detail in "Note 6 – Mineral Interests" in our financial statements for the years ended December 31, 2025 and 2024. Advancing these projects to development will require significant capital.

We intend to grow the value of our assets by: (1) advancing our project portfolio through land acquisition, drilling, exploration, land consolidation, process flowsheet development, resource definition, metallurgical test work, permitting, and engineering studies in accordance with S-K 1300; (2) pursuing strategic partnerships and financing to accelerate project development; and (3) developing a U.S.-aligned platform to strengthen critical mineral supply chains.

We have assembled a team with extensive mining sector-related experience, including exploration, development, permitting, operations and capital markets, to execute our strategy and pursue the market opportunity available to us.

Summary of Historical Operations and Expected Trends

General

As an exploration-stage company, we have not begun to generate operating revenues, nor can we expect to generate operating revenues in the foreseeable future. Our financial results reported for the three months ended March 31, 2026 and 2025 are not reflective of our expectations for our ongoing operations, as further discussed in the sections titled “Factors that Will Impact Our Exploration Costs” and “Factors that Will Impact Our General and Administrative and Other Operating Costs” included the Prospectus.

Results of Operations

Summary

We have no operating revenues. We are dependent on equity or other external financings to fund the execution of our business plans and operations, including mineral exploration and evaluation for economic viability; general and administrative (“G&A”) costs; interest expense and other costs. We expect to incur operating losses until such time that an economic mineral resource is identified, developed and put into profitable commercial production.

Comparison of three months ended March 31, 2026 and 2025

The following tables set forth our historical results for the periods indicated, and the variances in amounts reported for the comparable reporting periods (dollars in thousands), percent changes are not included as they are not meaningful in this comparison:

	For the three months ended March 31,		Change
	2026	2025	$
Statements of Operations Data:
Operating expenses:
Exploration expenses	$2,065	$50	$2,015
General and administrative expenses	2,716	249	2,467
Depreciation expense	23	1	22
Total operating expenses	4,804	300	4,504
Operating loss	(4,804)	(300)	(4,504)
Other income (expense):
Interest income	127	—	127
Interest expense	(45)	(1)	(44)
Foreign exchange loss	(4)	—	(4)
Change in fair value of SAFE	(3,409)	—	(3,409)
Change in fair value of warrants	(8,646)	—	(8,646)
Total other (expenses) income	(11,977)	(1)	(11,976)
Loss before income taxes	(16,781)	(301)	(16,480)
Provision for income taxes	—	—	—
Net loss	$(16,781)	$(301)	$(16,480)

Operating Costs and Expenses

Overall, the increase in operating expenses during the quarter reflects the Company's expanded scale of operations following recent acquisitions and the continued build-out of its organizational exploration capabilities.

Exploration and evaluation expenses. Exploration and evaluation expenses increased by $2.0 million in the three months ended March 31, 2026 as compared to three months ended March 31, 2025. The increase was primarily attributable to increased exploration activity following the acquisition of FRE Australia, which expanded the Company’s exploration portfolio and operational footprint. Exploration and evaluation expenses during the prior‑year period were minimal, reflecting the Company’s more limited scope of operations at that time.

General and administrative expenses. General and administrative expenses increased by $2.5 million in the three months ended March 31, 2026 as compared to three months ended March 31, 2025. The increase was primarily driven by higher personnel‑related costs and professional service fees associated with the Company's initial public offering, the growth of the Company’s operations following the acquisition of FRE Australia, including the expansion of management and administrative functions and increased public‑company and regulatory compliance activities. General and administrative expenses in the prior‑year period were comparatively low due to the Company’s more limited operating activities.

Depreciation expense. Depreciation expense increased by $22 thousand in the three months ended March 31, 2026 as compared to three months ended March 31, 2025. The increase was primarily attributable to depreciation of property and equipment placed in service during 2025 and the first quarter of 2026, including vehicles, exploration and field equipment, and computer and office equipment, as the Company expanded its operations following recent acquisitions.

Other Income and Expense

Interest income. Interest income increased by $127 thousand in the three months ended March 31, 2026 as compared to three months ended March 31, 2025 The increase was primarily due to higher balances held in money market funds during the quarter.

Interest expense. Interest expense increased by $44 thousand in the three months ended March 31, 2026 as compared to three months ended March 31, 2025. The increase was due to the related party loan agreement with Brazil Royalty Corp Participacoes E Investments Ltda. (“BRC”), which was executed in 2025.

Foreign exchange gain. Gain on foreign exchange was $4 thousand in three months ended March 31, 2026 as compared to $0 in three months ended March 31, 2025, due to remeasurement of cash accounts held at FRE Australia.

Change in fair value of SAFE. Change in fair value of Simple Agreement for Future Equity (“SAFE”) was a $3.4 million loss in three months ended March 31, 2026. The change was attributable to the remeasurement of the SAFE liability at fair value during the quarter, reflecting changes in valuation assumptions, primarily the share price assumptions, and including the passage of time. No change in fair value of SAFE was recognized in the prior‑year period as the SAFE was executed in December 2025.

Change in fair value of warrants. Change in fair value of warrants was an $8.6 million loss in three months ended March 31, 2026. The change was attributable to the remeasurement of warrant liabilities at fair value during the quarter, reflecting changes in valuation assumptions, primarily the share price assumptions, and including the passage of time. No change in fair value of warrants was recognized in the prior‑year period as the warrants were issued in during the transaction in July 2025.

Supplemental Discussion of Performance by Reportable Segment

United States Mining Operations Segment

Segment Operating Loss for the Company's United States Mining Operations was as follows (dollars in thousands):

	For the three months ended March 31,		Change
	2026	2025	$	%
Segment Operating loss	$(1,900)	$—	$(1,900)	—

Operating loss from our United States Mining Operations increased $1.9 million compared to the prior year period, driven primarily by the acquisition of FRE Australia and the related exploration activities and costs incurred related to the Shiloh Project. Operating loss of our United States Mining Operations segment is expected to further increase in subsequent periods. Refer to the discussions of “Factors that Will Impact Our Exploration Costs” and “Acquisition of FRE Australia” included in the Prospectus.

Brazil Mining Operations Segment

Segment Operating Loss for the Company's Brazil Mining Operations was as follows (dollars in thousands):

	For the three months ended March 31,		Change
	2026	2025	$	%
Segment Operating loss	$(524)	$(163)	$(361)	221

Operating loss from our Brazil Mining Operations increased $0.4 million compared to the prior year period, primarily due to increases in general and administrative costs and exploration activities and exploration spend during the quarter. The increase in general and administrative costs is due to changes in the Company's operating structure and are expected to remain consistent at the segment level in future periods. Refer to the discussions of “Factors that Will Impact Our Exploration Costs” and “Acquisition of FRE Australia” included in the Prospectus.

Liquidity and Capital Resources

Sources and Uses of Liquidity

We consider highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, we had $20.4 million and $22.8 million, respectively, in cash and cash equivalents.

We are an exploration stage company and, since our inception, we have not generated revenues. We incurred operating losses of $16.8 million and $0.3 million in three months ended March 31, 2026 and 2025, respectively, and have reported an accumulated deficit of $36.6 million and $19.8 million as of March 31, 2026 and December 31, 2025, respectively. We have primarily relied on equity financing to fund our operating and investing activities – including, development and pursuit of our business plan; our mineral exploration and evaluation activities; our general and administrative costs and our capital expenditures. In addition, in the future we will continue to rely on equity financing to meet obligations as they become due and for future purchases of exploration and evaluation assets.

Our predominant source of cash is from financing activities. In 2025, we raised cash through issuances of our common stock for the primary purpose of funding working capital associated with exploration expenses and general and administrative expenses, capital expenditures, and investments supporting our strategy for advancing our portfolio of critical mineral projects targeting high-grade heavy rare earths mineral assets. In 2024, we were primarily funded though payables to related parties.

In December 2025, we raised $11.7 million in proceeds through the issuance of SAFE agreements in a private placement, and in January 2026 we raised an additional $3.4 million through the issuance of SAFE agreements.

Our current assets exceeded our current liabilities by $17.7 million as of March 31, 2026, compared to current liabilities exceeding current assets by $19.3 million as of December 31, 2025. The decrease of $1.6 million was primarily attributable to cash used in operating activities and increased spending to support the advancement of our exploration and corporate activities, including higher prepaid and offering-related expenditures, partially offset by a reduction in current liabilities.

The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

Cash flow Statement

	For the three months ended March 31,		Change
	2026	2025	$
Other Financial Data (in thousands):
Net cash (used in) provided by operating activities	$(4,426)	$112	$(4,538)
Net cash used in investing activities	(209)	—	(209)
Net cash provided by (used in) financing activities	2,227	(100)	2,327

Currently, we do not maintain a credit facility or have debt from financial institutions. Since inception, we have predominately relied on equity financing to fund our operations, land acquisitions, and capital expenditures.

As of March 31, 2026, we expect material cash requirements over the next twelve months to include the following:

•
approximately $7.0 million related to the Shiloh Project, including capital expenditures for land acquisition, mineral licenses and lease payments, option payments, drilling, metallurgical test work, permitting and S-K 1300 technical report summary preparation. We plan to prioritize advancement of the Shiloh Project;
•
approximately $4.0 million related to the Alpha, Constellation, and Homer Projects, including for exploration, evaluation, land option payments, land consolidation, metallurgy, engineering and permitting studies; and

•
approximately $5.0 million for working capital and other general corporate purposes.

We believe that funds raised in our Private Placement, through issuance of SAFE agreements and the net proceeds from our initial public offering that closed on May 7, 2026 will be sufficient to fund our cash needs for the 12 months. Historically, we have been successful in raising cash through equity financings; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us.

Operating Activities

During the three months ended March 31, 2026, our operating activities used $4.4 million of net cash, as compared to net cash provided of $0.1 million during the three months ended March 31, 2025. The $4.5 million increase in net cash used in operating activities was primarily due to a $16.5 million increase in net loss due to the expanded operational activities of the Company as a result of the acquisition of FRE Australia. This increase in reported net loss is partially offset by non-cash items, including an $8.6 million increase in the fair value of warrant liabilities, a $3.4 million increase in the fair value of SAFE liabilities, and $0.8 million of stock-based compensation. Changes in operating assets and liabilities resulted in $0.5 million of net cash used from changes in working capital, primarily related to the Company's expanded operational activities.

Investing Activities

Our investing activities used $0.2 million of cash in the three months ended March 31, 2026, as compared to $0 during the three months ended March 31, 2025. Cash used by investing activities increased primarily due to purchases of property and equipment and investments in mineral interests.

Financing Activities

During the three months ended March 31, 2026 and 2025, our financing activities provided $2.2 million and used $0.1 million of cash, respectively. Financing activities during the three months ended March 31, 2026 included $3.4 million of SAFE proceeds, offset partially by payments of deferred offering costs occurring in both periods.

Off-Balance Sheet Arrangements

Other than as otherwise described in the Prospectus, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Risks and Uncertainties Associated with Future Results of Operations

We operate in an industry that is subject to intense competition, development risk, and changes in U.S. governmental policies related to green energy, defense spending and dependence on foreign suppliers. Our operations are subject to significant risks and uncertainties including financial and operational risks, as well as the potential risk of business failure.

We have not yet established that our projects contain any commercially exploitable quantities of proven and probable mineral reserves, and we may not be able to do so. Even if we eventually establish commercially exploitable quantities of mineral reserves, we may not be able to extract those minerals economically. Both mineral exploration and development involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines. The commercial viability of an established mineral deposit will depend on several factors including the size, grade, and other attributes of the mineral deposit, as well as proximity of the deposit to infrastructure, government regulation, and market prices, among other things. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Our ability to advance projects depends on successfully completing studies to verify resources, reserves, and commercial viability, securing sufficient financing for exploration, permitting, and infrastructure development, and managing potential cost increases in exploration, construction, and operations due to fluctuations in fuel, power, materials, and other supplies.

For additional information see the section entitled “Risk Factors — Risks Related to Our Business” included in the Prospectus.

Critical Accounting Estimates

See Note 2. Significant Accounting Policies to our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in the Prospectus for a description of our significant accounting policies. We consider the following accounting estimates critical to understanding and evaluating our consolidated financial condition and the results of our operations.

Exploration Costs and Mineral Interests

General

Mineral interests consist of options to acquire mineral properties with rights to explore during the option period. Capitalized costs of the options were either asset purchases or payments to option counterparties. Mineral interests will not be amortized until the underlying property is converted to the production stage. As of March 31, 2026, none of the Company's properties were in the production stage and, therefore, the carrying values of the associated mineral interests are not being amortized. Exploration costs are being expensed as incurred until it is determined that a mining deposit can be economically and legally extracted or produced based upon established proven or probable reserves.

Assessments for Recoverability and Impairment

We assess the carrying values of our mineral interests for recoverability as of the end of each quarterly reporting period and whenever information or circumstances indicate the potential for impairment. There were no circumstances indicating the potential for impairment as of March 31, 2026.

To assess recoverability, we would compare estimated undiscounted future net cash flows attributable to a mineral interest (when determinable) with our carrying costs and future obligations related to the mineral interest. If it is determined that the estimated future undiscounted cash flows related to a mineral interest are less than the carrying value of the mineral interest, an impairment loss is required to be measured and recorded.

Future net cash flow estimates are dependent upon economic reserves being discovered or developed on the related property; the costs of permitting, financing, start-up, and commercial production related to a mineral interest; and commodity prices. When estimates of future net cash flows are not determinable and other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value of a mineral interest can be recovered and to estimate fair value.

Stock-Based Compensation

Our stock-based compensation consists primarily of restricted stock units ("RSUs") granted under the Rare Earth Americas Ltd. 2025 Equity Incentive Plan. We account for stock-based compensation awards based on the fair value of the award as of the grant date, which for RSUs was based on the fair value of the underlying common stock at the time of the grant.

The Company recognizes stock-based compensation expense on a straight-line basis over the awards’ requisite service period, if any performance conditions in the award are considered probable. Some of our RSUs have a performance condition which delays the recognition of the expense until the occurrence of the performance condition is probable. If the performance condition had been considered probable as of March 31, 2026, the Company would have recognized $5,049 of stock-based compensation for all RSUs with a performance-based vesting condition and would have $1,542 of unrecognized compensation cost to be recognized over a weighted-average period of 0.4 years.

Instruments with Characteristics of Liabilities and Equity

As of March 31, 2026, the Company has outstanding warrants exercisable into shares of the Company's common stock and SAFE agreements that will convert into shares of the Company's common stock upon a qualifying equity financing. The Company accounts for these instruments as liability-classified based on an assessment of their specific terms and applicable authoritative guidance. The instruments are required to be recorded at their initial fair value on the date of issuance, and are remeasured to their fair value on each balance sheet date thereafter, with any change in fair value recognized in the Company’s consolidated statements of operations. Both the warrants and SAFE were issued in 2025, and the SAFE were converted in connection with the completion of the Offering.

Recently Adopted Accounting Standards

See Note 2. Significant Accounting Policies of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

We expect to retain our emerging growth company status until the earliest of:

•
The end of the fiscal year in which our annual revenues exceed $1.235 billion;
•
The end of the fiscal year in which the fifth anniversary of this offering has occurred;

•
The date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period; or
•
The date on which we qualify as a large accelerated filer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial and accounting officer, must evaluate the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026 as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2026.

Description of Material Weakness

The material weaknesses we identified include:

•
a lack of sufficient qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, while maintaining segregation of duties;
•
inadequate design and implementation of controls in business process cycles such as payroll, treasury, procure to pay, and period end financial reporting and close, including controls over journal entries, reconciliations, SAFE valuation and account analyses; and
•
ineffective general controls over information technology systems that support the financial reporting process, specifically related to privileged access, user provisioning, and de-provisioning, periodic user access reviews, authentication settings, data processing and change management were not maintained

Remediation Plan

We have taken and will continue to take action to improve our internal control over financial reporting and remediate these material weaknesses, including:

•
consulting with experts on evaluation of technical accounting matters;
•
performing a risk assessment over the organization and information technology systems used as part of financial reporting, and identifying control activities to be implemented in response to the identified risks, which will include improving IT general controls, period end financial reporting controls including journal entries, reconciliations, fair value analysis, account analysis, and evaluation of technical accounting matters;
•
engaging a third-party provider to help us assess and improve our internal control over financial reporting in preparation for compliance with Section 404; and
•
hiring additional qualified accounting and financial reporting personnel to support our accounting processes and procedures and supplement our internal resources in our computation processes.

While management is making improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses remain un-remediated. We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. This evaluation process, including testing the effectiveness of the remediation efforts, may be concluded prior to December 31, 2026, but may extend into 2027. Additionally, as stated above, we have not performed an evaluation of our internal control over financial reporting; accordingly, we cannot ensure that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report.

Changes in Internal Control over Financial Reporting

In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2025, material weaknesses have been identified in our internal control over financial reporting. While we have begun the remediation of certain controls we have not fully remediated the material weakness. Thus, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material proceedings. Regardless of outcome, such proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and the possibility of unfavorable outcomes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, the Company did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended. Equity awards granted during the period did not result in the issuance of any shares of common stock during the quarter. All issuances of equity securities and related dilution were previously disclosed in the Company’s final prospectus filed pursuant to Rule 424(b)(4) on May 7, 2026 (File No. 333-295032).

Use of Proceeds

The Company did not receive any proceeds from registered offerings during the three months ended March 31, 2026. Subsequent to March 31, 2026, the Company completed its initial public offering. The Company intends to disclose the use of proceeds from the offering in accordance with applicable SEC requirements in future periodic reports.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rare Earths Americas, Inc.

Date: June 4, 2026	By:	/s/ Donald Swartz
Donald Swartz
Chief Executive Officer and President (Principal Executive Officer)

Date: June 4, 2026	By:	/s/ Cheryl Kerr
Cheryl Kerr
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)