Form 10-Q
period 2026-06-30
Rare Earths Americas, Inc.
filed 2026-08-11
CIK 2095743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 19,953,892 shares of common stock, $0.0001 par value per share, outstanding.

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
•
expectations regarding any social or local community issues that may affect planned or future exploration and development programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars, except share data) (unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$10,099	$22,841
Short-term investments	66,640	—
Prepaid expenses	1,201	216
Other current assets	72	53
Total current assets	78,012	23,110
Non-current assets
Property and equipment, net	739	390
Mineral interests (includes $2,275 and $2,275, respectively, related to consolidated VIEs)	23,421	23,327
Deferred offering costs	—	1,968
Other non-current assets	210	42
Total non-current assets	24,370	25,727
Total assets	$102,382	$48,837

LIABILITIES
Current liabilities
Accounts payable (includes $841 and $362, respectively, related to consolidated VIEs)	$1,574	$1,486
Accrued expenses (includes $267 and $22, respectively, related to consolidated VIEs)	736	1,211
Convertible related party loan	—	1,123
Other current liabilities (includes $133 and $34, respectively, related to consolidated VIEs)	143	36
Total current liabilities	2,453	3,856
Non-current liabilities
SAFE liability	—	11,715
Warrant liability	11,675	4,433
Other non-current liabilities (includes $64 and $20, respectively, related to consolidated VIEs)	968	370
Total non-current liabilities	12,643	16,518
Total liabilities	15,096	20,374

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 19,953,892 and 14,965,987 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	1
Additional paid-in-capital	134,910	46,292
Accumulated other comprehensive loss	(492)	(267)
Accumulated deficit	(49,409)	(19,838)
Equity attributable to stockholders of the Company	85,011	26,188
Noncontrolling interest	2,275	2,275
Total stockholders' equity	87,286	28,463
Total liabilities and stockholders' equity	$102,382	$48,837

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except share and per share data) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Exploration and evaluation expenses	$4,566	$115	$6,631	$165
General and administrative expenses	8,174	269	10,890	518
Depreciation expense	36	2	59	3
Transaction costs	—	157	—	157
Total operating expenses	12,776	543	17,580	843
Operating loss	(12,776)	(543)	(17,580)	(843)
Other income (expenses):
Interest income	503	—	630	—
Interest expense	(29)	(58)	(74)	(59)
Foreign currency transaction gain/(loss)	1	—	(3)	—
Change in fair value of SAFE	(1,216)	—	(4,625)	—
Change in fair value of warrants	727	—	(7,919)	—
Total other (expenses) income	(14)	(58)	(11,991)	(59)
Loss before income taxes	(12,790)	(601)	(29,571)	(902)
Provision for income taxes	—	—	—	—
Net loss	(12,790)	(601)	(29,571)	(902)
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Rare Earths Americas, Inc.	$(12,790)	$(601)	$(29,571)	$(902)

Net loss per common share, basic and diluted	$(0.70)	$(0.06)	$(1.78)	$(0.10)
Weighted average common shares outstanding, basic and diluted	18,186,556	9,375,000	16,585,168	9,375,000

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands of U.S. Dollars) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(12,790)	$(601)	$(29,571)	$(902)
Other comprehensive income (loss):
Foreign currency translation adjustments	(150)	(28)	(225)	(43)
Total other comprehensive income (loss)	(150)	(28)	(225)	(43)
Comprehensive loss	(12,940)	(629)	(29,796)	(945)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to Rare Earths Americas, Inc.	$(12,940)	$(629)	$(29,796)	$(945)

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' DEFICIT AND STOCKHOLDERS' EQUITY

(in thousands of U.S. Dollars, except share data) (unaudited)

				Members' Equity	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance as of December 31, 2024				$9,982	$(334)	$(9,908)	$(260)
Equity contribution from parent				32	—	—	32
Change in foreign currency translation				—	(15)	—	(15)
Net loss				—	—	(301)	(301)
Balance as of March 31, 2025				$10,014	$(349)	$(10,209)	$(544)
Equity contribution from parent				31	—	—	31
Change in foreign currency translation				—	(28)	—	(28)
Net loss				—	—	(601)	(601)
Balance as of June 30, 2025				$10,045	$(377)	$(10,810)	$(1,142)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2025	14,965,987	$1	$46,292	$(267)	$(19,838)	$2,275	$28,463
Stock-based compensation expense	—	—	205	—	—	—	205
Change in foreign currency translation	—	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	(16,781)	—	(16,781)
Balance as of March 31, 2026	14,965,987	$1	$46,497	$(342)	$(36,619)	$2,275	$11,812
Initial public offering, net of underwriting discounts and commissions of ($4,832) and offering costs	3,633,120	1	59,954	—	—	—	59,955
Conversion of SAFE into common stock	1,037,100	—	19,705	—	—	—	19,705
Conversion of related party convertible loan into common stock	201,807	—	1,322	—	—	—	1,322
Issuance of common stock in connection with the Greenfield Agreement	19,052	—	362	—	—	—	362
Exercise of warrants and reclassification of warrant liability	46,610	—	891	—	—	—	891
Vesting and settlement of restricted stock units	57,370	—	438	—	—	—	438
Shares withheld to satisfy tax withholding obligations	(7,154)	—	(162)	—	—	—	(162)
Stock-based compensation expense	—	—	5,903	—	—	—	5,903
Change in foreign currency translation	—	—	—	(150)	—	—	(150)
Net loss	—	—	—	—	(12,790)	—	(12,790)
Balance as of June 30, 2026	19,953,892	$2	$134,910	$(492)	$(49,409)	$2,275	$87,286

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars) (unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,571)	$(902)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	59	3
Loss on foreign currency transaction	3	—
Stock-based compensation expense	7,086	—
Provision for labor claims	15	13
Allocated expenses from parent	—	63
Change in fair value of warrants	7,919	—
Change in fair value of SAFE	4,625	—
Exploration option purchased with shares	362	—
Noncash interest expense	58	—
Changes in operating assets and liabilities:
Prepaid expenses	(991)	(126)
Other assets	(181)	9
Accounts payable	442	(3)
Accrued expenses	(240)	—
Accounts payable to related parties	—	1,219
Other liabilities	149	(20)
Net cash (used in) provided by operating activities	$(10,265)	$256
Cash flows from investing activities:
Purchases of short-term investments	(74,871)	—
Proceeds from sales of short-term investments	8,231	—
Purchases of property and equipment	(414)	(2)
Investment in mineral interests	(94)	—
Net cash used in investing activities	(67,148)	(2)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions ($4,832)	64,197	—
Payments for taxes related to net share settlement of equity awards	(162)	—
Payments of deferred offering costs	(2,858)	(206)
Warrant exercises	214	—
SAFE proceeds	3,365	—
Net cash provided by (used in) financing activities	64,756	(206)
Effect of exchange rates on cash and cash equivalents	(85)	(43)
Net decrease in cash and cash equivalents	(12,742)	5
Cash and cash equivalents at beginning of period	22,841	6
Cash and cash equivalents at end of period	$10,099	$11

Supplemental non-cash information:
Non-cash contribution from REA Australia	$—	$63
Unpaid deferred offering costs	$180	$—
SAFE Liability conversion to common stock	$19,705	$—
Related party note conversion to common stock	$1,322	$—
Lease liabilities arising from obtaining right-of-use assets	$134	$—

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

Initial Public Offering

The Company completed its initial public offering (the “Offering”) of 3,333,331 shares of common stock at an initial public offering price of $19.00 per share, for gross proceeds of approximately $63,333. The Offering closed on May 7, 2026, and the Company received net proceeds of approximately $58,900 before offering expenses, after deducting underwriting discounts and commissions. In connection with the Offering, the Company’s common stock began trading on the NYSE American LLC under the symbol “REA.” The Company granted the underwriters a 30‑day option to purchase additional shares of common stock and the underwriters exercised a portion of the over‑allotment option to purchase 299,789 additional shares, which settled on May 14, 2026 for net proceeds of $5,297.

In connection with the Offering, all outstanding Simple Agreements for Future Equity ("SAFE") automatically converted into 1,037,100 shares of common stock, and the Company's convertible related-party loan with Brazil Royalty Corp Participacoes E Investments Ltda. (“BRC”) converted into 201,807 shares of common stock at a fixed conversion price of $6.55 per share, resulting in $19,705 and $1,322 respectively, recorded to additional paid-in capital. Refer to Note 10 – Debt for additional information. The Company also issued 19,052 shares of common stock to satisfy a share-settled installment under the Greenfield Agreement triggered by the Offering.

In connection with the Offering, the Company recognized $5,327 of stock-based compensation expense associated with RSUs subject to a liquidity-event performance-based vesting condition which was satisfied in connection with the Offering. Concurrently with the Offering, the Company issued 57,370 shares of common stock upon settlement of such RSUs. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 7,154 shares underlying such equity awards, resulting in net issuance of 50,216 shares of common stock. Refer to Note 8 – Stock-Based Compensation for additional information.

Prior to the Offering, deferred offering costs, which consisted of accounting, legal and other fees directly associated with the Offering, were capitalized on the consolidated balance sheets. In connection with the Offering, $4,243 of deferred offering costs were reclassified to stockholders' equity as a reduction of net proceeds received from the offering.

2.
Significant Accounting Policies

Summary of Significant Accounting Policies

Other than short-term investments below, there have been no material changes to our significant accounting policies, as disclosed in Note 2 – “Summary of Significant Accounting Policies,” to the audited consolidated financial statements for the fiscal year ended December 31, 2025 included in our final prospectus filed pursuant to Rule 424(b)(4) on May 7, 2026 (File No. 333-295032) (the "Prospectus").

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

Short-Term Investments

Investments in equity securities are accounted for in accordance with ASC 321, Investments-Equity Securities. Equity securities with a readily determinable fair value are measured at fair value with changes in fair value recognized in earnings. For equity securities without a readily determinable fair value, the Company elects the measurement alternative, under which investments are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.

The Company evaluates such investments each reporting period to determine whether impairment indicators are present. If an investment is determined to be impaired, the carrying amount is written down to its fair value, and the resulting loss is recognized in earnings.

The Company's short-term investments consist of exchange-traded funds, which are Level 1 investments valued at the closing price or last trade reported on the major market on which the individual securities are traded. Realized and unrealized gains and losses are included in interest income in the accompanying condensed consolidated statements of operations. Refer to Note 3 — Fair Value Measurements for additional information. Unrealized gains on equity securities still held at June 30, 2026 were not material for the three and six months ended June 30, 2026.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and (2) the reported amounts of expenses during the reporting periods.

Significant accounting estimates reflected in our condensed consolidated financial statements include, but are not limited to, fair value of warrant liability, and fair value of stock-based compensation awards granted prior to the initial public offering (the "IPO").

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

When applicable, diluted earnings per share would be calculated based upon the inclusion of additional dilutive and potentially dilutive shares that are determined not to be anti-dilutive. The following securities have been excluded from the calculation of diluted loss per share because the effect is anti-dilutive:

	June 30, 2026	December 31, 2025
SAFE	—	2,195,500
Warrants	923,781	970,391
Restricted stock units	630,617	917,598
Convertible related party loan	—	171,474
Total	1,554,398	4,254,963

Recently Adopted Accounting Standards

For the three and six months ended June 30, 2026, there were no newly adopted accounting standards that materially impacted the Company’s condensed consolidated financial statements. Refer to Note 2 – “Significant Accounting Policies,” in the audited consolidated financial statements for the fiscal year ended December 31, 2025, in the Company’s Prospectus.

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

As of June 30, 2026 and December 31, 2025, the Company's financial instruments consisted of cash and cash equivalents, short-term investments, accounts payable, warrants, the Simple Agreements for Future Equity (“SAFE”) liability and related party debt. The carrying amount of cash and cash equivalents, excluding money market funds measured at fair value, and accounts payable approximates fair value due to the short-term nature of these instruments. The carrying amount of the short-term investments, money market funds, warrants and SAFE liability is fair value, as further described below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial instruments measured at fair value on a recurring basis:

	June 30, 2026	December 31, 2025
Level 1 Financial assets:
Equity securities (included as Short-term investments)	$66,640	$—
Money market funds (included in Cash and cash equivalents)	7,139	—
Level 2:	—	—
Level 3 Financial liabilities:
Warrant liability	11,675	4,433
SAFE liability	—	11,715
Stock-based compensation warrant liability (included in Other non-current liabilities)	842	303

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2026 and 2025.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability:

	June 30, 2026	December 31, 2025
Expected term (in years)	3.25	3.75
Expected volatility	130%	95%
Risk-free interest rate	4.16%	3.58%
Expected dividend yield	0%	0%
Share price	$15.28	$6.67

Changes to the expected term, expected volatility, or the price of the underlying stock could result in a change to the fair value measurement.

During the three and six months ended June 30, 2026, certain warrant holders exercised 46,610 warrants for shares of the Company's common stock, and as of June 30, 2026, 923,781 warrants remain outstanding. Upon exercise, the related portion of the warrant liability was reclassified to stockholders' equity.

The following table presents the reconciliation of the warrant liability accounted for under ASC 815 measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$4,433
Change in estimated fair value	7,919
Warrants exercised	(677)
Ending balance – June 30, 2026	$11,675

The following table presents the reconciliation of the stock compensation warrant liability accounted for under ASC 718 measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$303
Change in estimated fair value	539
Warrants exercised	—
Ending balance – June 30, 2026	$842

SAFE Liability

In December 2025, the Company entered into SAFE agreements to raise $15,080, which are described in Note 10 – Debt. The SAFE agreements were issued to numerous investors, all of which had identical terms. $11,715 of the SAFE agreements were funded as of December 31, 2025. By January 21, 2026, the Company received the remaining proceeds of $3,365 related to the SAFE agreements issued in December 2025.

The fair value of the Company's SAFE liability was determined using a probability-weighted expected return methodology ("PWERM"), which considers multiple potential liquidity outcomes and their respective likelihoods. Under this framework, the valuation incorporates three primary scenarios: (i) an IPO, (ii) a corporate transaction, and (iii) dissolution. The expected economic outcome under each scenario was estimated and then probability-weighted based on management's assumptions to arrive at an overall fair value as of the valuation date. The valuation also incorporates the impact of embedded optionality estimated using a Black-Scholes option pricing framework. The following table summarizes the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the SAFE Liability.

December 31, 2025
Expected term (in years)	0.36 - 1.00
Expected volatility	121% - 137%
Risk-free interest rate	3.45% - 3.60%
Expected dividend yield	0%
Share price	$6.67 - $11.73

On May 7, 2026, the Company completed its IPO. In connection with the closing of the IPO, all outstanding SAFE agreements automatically converted into 1,037,100 shares of the Company’s common stock in accordance with their terms. As a result, the SAFE liability was remeasured to fair value immediately prior to conversion, with the change in fair value recognized in the condensed consolidated statements of operations, and the carrying value of the SAFE liability was reclassified to additional paid-in capital within stockholders’ equity.

The Company recognized an increase in the fair value of the SAFE Liability of $1,216 during the three months ended June 30, 2026, and a cumulative increase in fair value of $4,625 during the six months ended June 30, 2026, which is reported as change in fair value of SAFE in the condensed consolidated statement of operations. The increase in the SAFE liability of $1,216 represented the final fair value adjustment prior to conversion.

Accordingly, there was no SAFE liability outstanding as of June 30, 2026.

The following table presents the reconciliation of the SAFE liability measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$11,715
Proceeds received under SAFE agreements	3,365
Change in estimated fair value	4,625
Conversion to common stock	(19,705)
Ending balance – June 30, 2026	$—

4.
Variable Interest Entities

On July 22, 2025, the Company purchased 100% of the ordinary shares of Foothills Rare Earths Limited ("FRE Australia"), a holding company who, through its subsidiary Foothills Rare Earths, LLC, ("FRE US"), a North Carolina LLC, is a private exploration stage mining company with operations in the Harris and Talbot Counties of Georgia, United States (the “Shiloh Project”). The project area is secured through a combination of option agreements (see Note 6 – Mineral Interests). The Company accounted for the acquisition of FRE Australia as an asset acquisition that is a VIE. Substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets.

The Company has consolidated FRE Australia, including Southeast Metals LLC (“SEM”), which are variable interest entities, and the carrying amounts of consolidated FRE Australia’s (including SEM) assets and liabilities were as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,202	$10,922
Prepaid expenses	200	118
Total current assets	1,402	11,040
Non-current assets
Property and equipment, net	652	362
Mineral interests, which includes $2,275 related to SEM	23,421	23,327
Other non-current assets	160	42
Total non-current assets	24,233	23,731
Total assets	$25,635	$34,771

LIABILITIES
Current liabilities
Accounts payable	$841	$362
Accrued expenses	267	22
Other current liabilities	133	34
Total current liabilities	1,241	418
Non-current liabilities
Other non-current liabilities	64	20
Total non-current liabilities	64	20
Total liabilities	$1,305	$438

Additionally, there was a noncontrolling interest of $2,275 related to SEM upon acquisition. SEM and FRE Australia’s creditors do not have recourse to the general credit of the primary beneficiary.

5.
Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Computer and office equipment	$175	$50
Machinery equipment	376	143
Vehicles	276	228
Total property and equipment	827	421
Less: accumulated depreciation	(88)	(31)
Property and equipment, net	$739	$390

Depreciation expense was $36 and $2 for the three months ended June 30, 2026 and 2025, respectively, and $59 and $3 for the six months ended June 30, 2026 and 2025, respectively.

6.
Mineral Interests

Mineral interests consisted of the following:

	June 30, 2026	December 31, 2025
Beginning balance	$23,327	$—
Acquired mineral interests	—	23,223
Capitalized land option payments	94	104
Ending balance	$23,421	$23,327

Mineral interests include acquired interests in exploration stage properties, including the costs of options to acquire such properties. Exploration costs are expensed as incurred. Costs of rights or options to explore and lease properties are considered exploration costs and expensed as incurred. As of June 30, 2026, the mineral interests capitalized are held by FRE Australia and SEM, whereas the costs of arrangements entered into by AMBPL have been expensed as incurred.

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

7.
Common Stock

Common Stock of REA Inc.

Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends that may be declared from time to time by the Board of Directors. The common stock is not redeemable at the option of the holder.

As of June 30, 2026, the Company had reserved shares of common stock for future issuance as follows:

June 30, 2026
Common stock warrants	923,781
2025 Equity Incentive Plan:
Unvested RSUs	467,154
2026 Equity Incentive Plan:
Unvested RSUs	163,463
Shares available for future grants	1,686,537
3,240,935

8.
Stock-Based Compensation

On August 12, 2025, the Company's Board of Directors adopted the Rare Earth Americas Ltd. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of stock-based awards to employees, directors, and consultants. Under the 2025 Plan, 1,500,000 shares were reserved for stock-based compensation in the form of options, restricted stock units, or other stock-based awards. Shares issued under the 2025 Plan shall be drawn from authorized and unissued shares or reacquired common stock.

On April 10, 2026, the Company's stockholders approved the Rare Earths Americas, Inc. 2026 Equity Incentive Plan (the "2026 Plan"), which became effective in connection with the Company's IPO and superseded the 2025 Plan. The 2026 Plan provides for the grant of stock-based awards to employees, directors, and consultants, and 1,850,000 shares were reserved for issuance thereunder.

Through July 21, 2025, some Rare Earths Americas Limited (“REA Australia”) employees that provided services to Alpha were eligible to participate in equity-settled stock-based compensation plans that REA Australia operates for its employees and consultants. None of REA Australia's plans are cash-settled.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2026, the Company granted RSUs to employees and directors, experienced forfeitures of outstanding RSUs, and, in connection with the completion of the IPO, recognized the vesting of RSUs subject to a liquidity-based performance vesting condition. The grant-date fair value of RSUs granted during the period was determined using the valuation methodologies described below.

The fair value of RSUs granted prior to the IPO was determined using a PWERM, assuming an (i) IPO and (ii) corporate transaction scenario. The expected economic outcome under each scenario was estimated and then probability-weighted based on management's assumptions to arrive at an overall fair value as of the valuation date. In the IPO scenario, the RSUs are valued based on an expected IPO price, which is discounted for the lack of marketability between the valuation date and the future expected IPO date. In a corporate transaction scenario, the total equity value was determined based on a market approach and allocated to the RSUs using the option pricing method ("OPM"). At issuance, the key assumptions used in pricing these RSUs were the expected timing of the Company's IPO, estimated IPO price, common stock price used in the change of control scenario, probability weighting of the change of control scenarios, and discount for lack of marketability.

Following the completion of the IPO on May 7, 2026, the Company's common stock became publicly traded on the NYSE American under the symbol "REA." The grant-date fair value of RSUs granted on or after the IPO is determined based on the closing price of the Company's common stock on the date of grant, and the probability-weighted scenario methodology described above is no longer applied to such grants.

The following table summarizes the assumptions used in the IPO scenario to estimate the fair value of the RSUs granted prior to the IPO:

Expected IPO Date	5/8/2026
Expected IPO Price per Share	$19.00
Discount for Lack of Marketability	7.0%
Probability of Occurring	85.0%

The following table summarizes the assumptions used in the OPM to estimate the fair value of the RSUs granted prior to the IPO:

Expected term (in years)	0.75
Expected Volatility	129%
Risk-free interest rate	3.68%
Expected dividend yield	0%
Discount for Lack of Marketability	20.0%

The discount for lack of marketability was determined considering quantitative models, empirical studies, and market data.

Activity during the six months ended June 30, 2026 in RSUs related to employees and directors was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance—December 31, 2025	736,610	$6.48
Granted	332,689	17.01
Vested	(546,871)	6.61
Forfeited	(28,061)	7.29
Unvested Balance—June 30, 2026	494,367	$13.46
Vesting solely upon a service condition	494,367

The total fair value of RSUs held by employees and directors that vested during the three and six months ended June 30, 2026 was $12.4 million, measured based on the fair value of the Company's common stock on the vesting date.

Activity during the six months ended June 30, 2026 in RSUs related to nonemployees was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance—December 31, 2025	180,988	$6.44
Granted	5,000	14.70
Vested	(34,738)	6.50
Forfeited	(15,000)	6.42
Unvested Balance—June 30, 2026, of which:	136,250	$6.73
Vesting solely upon a service condition	136,250

The total fair value of RSUs held by nonemployees that vested during the three and six months ended June 30, 2026 was $0.8 million, measured based on the fair value of the Company's common stock on the vesting date.

Warrants

In connection with the Company's acquisition of FRE Australia in July 2025, the Company granted warrants which are considered stock-based payments. The Company recognized stock-based compensation expense of ($53) and $539 for the warrants during the three and six months ended June 30, 2026, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the warrants was $842 and $303, respectively, and all of the warrants granted remain outstanding.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,
	2026	2025
General and administrative expenses:
Stock-Based Compensation Expense — Directors	$1,266	$—
Stock-Based Compensation Expense — Employees	4,055	—
Stock-Based Compensation Expense — Consultants	968	—
Total stock-based compensation expense	$6,289	$—

	For the Six Months Ended June 30,
	2026	2025
General and administrative expenses:
Stock-Based Compensation Expense — Directors	$1,471	$—
Stock-Based Compensation Expense — Employees	4,647	—
Stock-Based Compensation Expense — Consultants	968	—
Total stock-based compensation expense	$7,086	$—

As of June 30, 2026, total stock-based compensation expense related to unvested units not yet recognized was $4,865, which is expected to be recognized over a weighted-average period of 1.9 years. The performance-based vesting condition of certain RSUs was satisfied upon the consummation of the Company's IPO on May 7, 2026 and $5,327 in stock-based compensation expense was immediately recognized. Remaining unrecognized compensation cost as of June 30, 2026 relates to awards subject to continued service requirements, including awards for which the liquidity-based performance condition has been satisfied and awards that vest upon the completion of specified service periods.

As of June 30, 2026, total stock-based compensation expense includes $6,109 for unvested and unsettled awards, $438 for vested and settled awards, and $539 related to warrants.

9.
Accrued Expenses and Other Non-Current Liabilities

The Company's accrued expenses consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued compensation and payroll taxes	$378	$825
Accrued exploration costs	246	—
Accrued professional fees	112	44
Deferred offering costs	—	229
Accrued other	—	113
Total Accrued expenses	$736	$1,211

The Company's other non-current liabilities consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock-based compensation liability	$842	$303
Lease liability - non-current	64	20
Labor contingency	62	47
Total Other Non-Current Liabilities	$968	$370

10.
Debt

SAFE

In late December 2025, the Company entered into SAFE agreements to raise $15,080. The SAFE automatically converted into shares of the Company's common stock upon the completion of the Company's IPO in accordance with their contractual terms. Upon conversion, the SAFE agreements converted into an aggregate of 1,037,100 shares of common stock at a conversion price of $14.54.

At the time of conversion, the SAFE liability had a carrying value of $19,705, which was determined based on the fair value of the shares issued upon conversion measured at the Company’s $19.00 initial public offering price per share, resulting in approximately $19,705 recorded to additional paid-in capital.

Convertible related party loan - BRC Loan Agreement

In June 2025 AMBPL entered into a loan agreement with BRC, a related party, whereby amounts previously paid by BRC on AMBPL's behalf were formalized into a note payable to BRC. At the inception of the loan agreement, the outstanding balance was $575. The loan was modified in November 2025 and determined to be an extinguishment. As of December 31, 2025, the loan had an outstanding principal and accrued interest balance of $1,123.

In connection with the completion of the Company's IPO, the outstanding balance under the BRC loan converted into 201,807 shares of the Company's common stock at a fixed conversion price of $6.55 per share. On the conversion date, the loan had a carrying value of $1,322, consisting of principal, accrued interest, and accrued Brazilian financial transaction tax (IOF). Upon conversion, the carrying value of the loan balance of approximately $1,322 was reclassified to additional paid-in capital. Accordingly, no gain or loss was recognized in the condensed consolidated statements of operations during the three and six months ended June 30, 2026. No amounts remained outstanding under the loan following its conversion.

During the three and six months ended June 30, 2026, we recorded interest expense of $19 and $58, respectively, through the date of conversion. As of June 30, 2026 and December 31, 2025, we had accrued interest payable of $0 and $152, respectively.

11.
Related Party Transactions

REA Australia

REA Australia was the sole shareholder of AMBPL until July 22, 2025. Prior to this date, certain shared costs were allocated to the Company by REA Australia and reflected as expenses in the consolidated financial statements. These allocated shared costs were $31 and $63 for the three and six months ended June 30, 2025 and consisted primarily of executive remuneration and stock-based compensation, and to a lesser extent exploration costs. There are no similar costs in the period ended June 30, 2026.

Board of Directors

The Company paid Board compensation to entities controlled by certain members of the Board of Directors. Certain directors provide service through a limited liability company (“LLC”), which is wholly owned and controlled by the respective director. Director compensation was $79 and $158 for the three and six months ended June 30, 2026, respectively. The Company did not incur director compensation during the three and six months ended June 30, 2025. Amounts owed to these LLCs as of June 30, 2026 and December 31, 2025 were $0 and $13, respectively, which are included in accrued liabilities.

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

Based on management’s assessment of the information currently available, the Company determined that a loss related to this matter is probable and reasonably estimable. The Company's balance sheets as of June 30, 2026 and December 31, 2025, include other non-current liabilities of $62 and $47, respectively, for this matter.

The Company will continue to monitor developments and update its estimates as additional information becomes available.

Exercise of Mining Rights Option

On June 30, 2026, the Company, through its subsidiary AMBPL, delivered notice of intent to exercise its option to acquire certain mining concessions, exploration permits, and an exploration application held by the GMC Grantors in Brazil (“GMC Option”), as more fully described in the Prospectus. Under the terms of the GMC Option, the aggregate exercise price of approximately US$5.16 million is payable through the issuance of 271,579 REA Shares, based on the $19.00 per share offering price. The Company has not issued the shares required to settle the exercise price, pending execution of a definitive subscription agreement with the GMC Grantors.

13.
Segment Reporting

Operating segments are defined as components of an entity engaged in business activities from which they may recognize revenues and incur expenses, and about which discrete financial information is available and evaluated regularly by the entity's chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments due to their geographical location: United States Mining Operations and Brazil Mining Operations. Our Brazil Mining Operation is comprised of AMBPL, which primarily operates three sites in Brazil. Our United States Mining Operation is comprised of FRE Australia (and its wholly owned subsidiary Foothills Rare Earths, LLC), a consolidated variable interest entity, which operates a site (Project Shiloh) in the state of Georgia located in the United States pursuant to two option agreements. Prior to the acquisition of FRE Australia, the Company had one reportable segment.

The Company’s CODM has been identified as the Chief Executive Officer, who focuses on segment operating loss as the measure of performance to evaluate different segments and to make decisions to allocate resources and evaluate exploration progress. Exploration and evaluation and general and administrative expenses are the significant segment expenses included in the measure of segment operating loss and used to monitor budget versus actual results.

The following table summarizes the Company's long-lived assets, which includes mineral interests by geographic region as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
United States	$24,082	$23,688
Brazil	78	29
Total Long-lived assets	$24,160	$23,717

Assets other than long-lived assets are not regularly reported to the CODM on the segment basis because they consist primarily of cash and assets not specific to a segment.

Significant segment expense included in the measure of segment profit or loss are shown below and reconciled to net loss before taxes for the three and six months ended June 30, 2026 and 2025:

For the three months ended June 30, 2026	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$3,751	$815	$4,566
General and administrative expenses	16	211	227
Depreciation expense	32	4	36
Segment operating loss	$(3,799)	$(1,030)	$(4,829)
Corporate and other expenses			7,947
Interest income			503
Interest expense			29
Foreign exchange gain			1
Change in fair value of SAFE			(1,216)
Change in fair value of warrants			727
Loss before income taxes			$(12,790)

For the six months ended June 30, 2026	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$5,616	$1,015	$6,631
General and administrative expenses	29	534	563
Depreciation expense	54	5	59
Segment operating loss	$(5,699)	$(1,554)	$(7,253)
Corporate and other expenses			10,327
Interest income			630
Interest expense			74
Foreign exchange loss			3
Change in fair value of SAFE			(4,625)
Change in fair value of warrants			(7,919)
Loss before income taxes			$(29,571)

For the three months ended June 30, 2025	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$—	$115	$115
General and administrative expenses	—	90	90
Depreciation expense	—	2	2
Segment operating loss	$—	$(207)	$(207)
Corporate and other expenses			179
Transaction costs			157
Interest expense			58
Loss before income taxes			$(601)

For the six months ended June 30, 2025	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$—	$165	$165
General and administrative expenses	—	202	202
Depreciation expense	—	3	3
Segment operating loss	$—	$(370)	$(370)
Corporate and other expenses			316
Transaction costs			157
Interest expense			59
Loss before income taxes			$(902)

14.
Subsequent Events

SEM Option

On July 31, 2026, FRE US and FRE Australia, subsidiaries of the Company, entered into a Third Amendment to the Option and Project Evaluation Agreement (the "Third Amendment") with SEM and its members. The Third Amendment modifies the original agreement dated December 11, 2020.

Under the Third Amendment, the option target was modified from acquiring 100% of the ownership interests of SEM to granting FRE US the option to acquire and assume the Weyerhaeuser Mining Lease between Weyerhaeuser Company and SEM, dated October 1, 2020.

FRE US exercised the option on July 31, 2026, the consideration payable at closing will consist of $375 in cash and $2,000 in shares of the Company's common stock. The common stock will be issued in a private placement exempt from registration under the Securities Act of 1933, as amended. The Third Amendment also provides SEM with certain piggyback registration rights if the

Company proposes filing a Form S-1 within three months following the closing date. The Company is obligated to cooperate with SEM to remove restrictive legends from the issued stock in reliance on Rule 144 following the six-month anniversary of the issuance.

The closing of the assignment is subject to customary conditions, including SEM obtaining all required approvals from Weyerhaeuser Company.

Adoption of Executive Severance Plan

On August 7, 2026, the Board approved the adoption of the Company's Executive Severance Plan (the "2026 Severance Plan"), which replaces and supersedes the Company's prior executive severance plan dated August 25, 2025. The 2026 Severance Plan applies to certain executive officers and provides severance benefits upon qualifying terminations of employment, including enhanced severance benefits following a change in control.

Adoption of Short-Term Incentive Plan

On August 7, 2026, the Board also approved the Company's 2026 Short-Term Incentive Plan (the "2026 STIP"), pursuant to which awards for 2026 will be based on achievement of corporate strategic objectives, as determined by the Compensation Committee.

Performance-Based Equity Plan

In addition, on August 7, 2026, the Board approved an equity grant pool of 420,000 performance stock units ("PSUs") and authorized grants under the Rare Earths Americas, Inc. 2026 Equity Incentive Plan. The PSUs have a grant date of August 12, 2026, are subject to a three-year performance period, and vest based on the achievement of specified stock price performance targets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of REA includes information that REA’s management believes is relevant to an assessment and understanding of the Company’s historical operations. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements for the three and six months ended June 30, 2026 and 2025 and the respective notes thereto, which are included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the years ended December 31, 2025 and 2024 and the respective notes thereto previously filed with the SEC.

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

During the second quarter of 2026, we completed our initial public offering. As of June 30, 2026, we had approximately $76.7 million of cash, cash equivalents and short-term investments. Based on our current operating plans, we believe these resources will be sufficient to fund our anticipated cash requirements for at least the next twelve months.

Our results of operations for the six months ended June 30, 2026 were affected by non-cash stock-based compensation expense and changes in the fair value of warrant and SAFE liabilities. Net cash used in operating activities was $10.3 million for the six months ended June 30, 2026, reflecting continued expenditures on exploration activities in the United States and Brazil, as well as costs associated with operating as a public company.

Recent Developments

North American Mining Segment

We are focused on exploration and development of a potential monazite-bearing sands resource across its Foothills Rare Earths District (the “District”) in Georgia, USA. Monazite is a mineral which hosts rare earths elements (REE), such as Neodymium (Nd), Praseodymium (Pr), Dysprosium (Dy) and Terbium (Tb). These elements are key materials used in high-performance permanent magnets, particularly neodymium-iron-boron (NdFeB) magnets, which enable high strength and efficiency in applications such as robotics, electric vehicles, defense systems, wind turbines, and consumer electronics. Dy and Tb are particularly valuable due to their ability to enhance magnet performance at high temperatures.

Monazite-bearing sands systems typically offer several advantages, including the ability to extract near-surface, free-dig material and utilize conventional mineral beneficiation processes; however, the applicability of these characteristics to the District has not yet been established and will require further technical evaluation. These characteristics may be favorable for future technical evaluation, subject to further study.

The Foothills Rare Earths District is at an exploration stage. No mineral resource or mineral reserve has been estimated for the District, and there is no guarantee that further exploration will result in the delineation of a mineral resource. The results presented herein represent exploration data and are insufficient to define a mineral resource. Additional drilling, sampling, and technical studies are required to evaluate the potential for mineral resource estimation.

Over the quarter the Company made significant progress on exploring and developing the District. At the Shiloh property (see Figure 1), over 4,600 meters (m) were drilled to identify and determine zones of rare earths mineralization. Across multiple drilling targets, assay showed geologic results similar with those of monazite-bearing sands system; reinforcing the Company’s exploration thesis that the potential for a rare earths deposit exists. In addition, early exploration results at Liberty Peak (see Figure 1), where drilling has intercepted monazite-bearing sands similar to those encountered at Shiloh more than 50 kilometers away, further supported the potential of the emerging Foothills Rare Earths District.

As of the end of the second quarter of 2026, the Company’s active land position under Exploration & Development Agreements ("EDAs"), mining leases and option agreements totaled 4,254 acres across the District, representing a 53% increase compared to the first quarter of 2026. In addition, REA has short-term access agreements and exploration agreements for initial assessments of prospective properties; total land position for these agreements totaled over 11,500 acres.

RARE EARTHS AMERICAS
N
Legend
Proposed Radiometric Survey
Survey Areas
NURE Survey Select Data
Elevated Radiometric Response
Moderate Radiometric Response
Low Radiometric Response
Liberty Peak
Target 3
Target 2
Shiloh
Target 1
80km
0
5
10
20
30
40
Kilometers
700000
725000
750000
775000
3650000
3825000

Figure 1 - Foothills Rare Earths District showing survey areas and existing exploration targets. NURE select radiometric data from the National Uranium Resource Evaluation survey. Areas shown include active land positions consistent with the presence of an alkaline-carbonatite system.

The Company expanded its 2026 Georgia exploration program to include over 8,000m of sonic and direct push drilling at Liberty Peak, in addition to a 20,000m drill program at Shiloh. Rare Earths Americas will also undertake airborne radiometric surveys, geological mapping, and soil sampling across Target Areas 1–3 (See Figure 1) to further define and advance high-priority drill targets across the District. In total, the Company expects to invest approximately $15 million over 2026 to unlock and define the District's rare earths potential. The Company will release additional assay results and exploration updates throughout the third quarter of 2026 and into year-end.

Brazilian Mining Segment

Alpha Project: During the second quarter of 2026, the Company commenced an Initial Assessment (IA) for its Alpha project in Bahia, Brazil. The IA is expected to evaluate an initial mine plan, metallurgical processing, infrastructure requirements, permitting considerations and project economics, and is currently anticipated to be completed in early 2027. Subject to the results of the IA, the Company may undertake additional engineering and economic studies, including a pre-feasibility study. The IA and any subsequent technical studies are important steps in the advancement of a mining project and are intended to provide information necessary to evaluate technical feasibility, economic viability and future development alternatives.

In parallel with the IA, the Company plans to advance activities that may support future technical studies, including an infill drilling program designed to further define the Alpha mineral resource and potentially support the conversion of portions of the current inferred resource classification to measured and indicated classifications. The Company currently plans to complete approximately 13,400m of drilling at the Alpha property in 2026. There can be no assurance that the IA, future technical studies or additional drilling will support the development of the project or result in the conversion of inferred resources to higher-confidence resource classifications. Approximately $5 million is expected to be spent on exploration for the project in 2026.

Homer Project: During the quarter, the Company announced exploration results from its 100%-owned Homer-A project in Goiás, Brazil. Results from multiple exploration programs, including airborne magnetic surveys, soil geochemistry, gamma-radiometric surveys, geological mapping and drilling, were consistent with the Company's interpretation of a prospective alkaline-carbonatite system containing REE and niobium (Nb) mineralization.

Exploration activities identified a magnetic anomaly covering more than 35 km² and extending over 6.5 kilometers along its major axis. Initial auger and reverse circulation drilling intersected REE and niobium mineralization across the target area, with several drill holes reporting increasing grades with depth and most holes terminating in mineralization.

Based on these results, the Company commenced an expanded 15,000m reverse circulation and diamond drilling program in June 2026 to further evaluate the scale, continuity and grade distribution of potential mineralization at Homer-A. Initial drill and assay results are expected to be released over the third quarter of 2026. Approximately $5 million is expected to be spent on exploration for the project in 2026.

Exploration at the project remains at an early stage, and additional drilling and technical studies are required to determine the extent, continuity and economic significance. No mineral resource or mineral reserve has been estimated for the Homer-A project, and there can be no assurance that further exploration will result in the delineation of a mineral resource or that any such resource would support future development.

Qualified Persons

The scientific and technical information contained in this Quarterly Report on Form 10-Q has been reviewed and approved by the qualified persons identified below, each of whom is a "qualified person" as defined in Item 1300 of Regulation S-K.

North American Mining Segment. The scientific and technical information relating to the Foothills Rare Earths District, including the Shiloh and Liberty Peak properties, has been reviewed and approved by Paul Dockweiler, Senior Geologist with Geosyntec Consultants, a Certified Professional Geologist (CPG-11379) and Registered Member of the Society for Mining, Metallurgy & Exploration. Mr. Dockweiler is not an employee or officer of the Company and provides services as an independent consultant through Geosyntec Consultants.

Brazilian Mining Segment — Alpha Project. The scientific and technical information relating to the Alpha and Constellation projects was prepared by McGarry Geoconsulting Corp. and Karst Geo Solutions LLC, each acting as a qualified person. Neither firm is an employee or affiliate of the Company, and each provides services as an independent consultant. The Alpha Project Technical Report Summary, prepared by McGarry Geoconsulting Corp. and Karst Geo Solutions LLC, is filed as Exhibit 96.3 to the Company's Registration Statement on Form S-1.

Brazilian Mining Segment — Homer-A Project. The scientific and technical information relating to the Homer-A project has been reviewed and approved by Leandro Coracini Ollita, a qualified person registered with the Brazilian Commission for Resources and Reserves (CBRR), Registration No. 023160. Mr. Ollita is an employee of the Company serving as Project Manager, Operations.

Summary of Historical Operations and Expected Trends

General

As an exploration-stage company, we have not begun to generate operating revenues, nor can we expect to generate operating revenues in the foreseeable future. Our financial results reported for the three and six months ended June 30, 2026 and 2025 are not reflective of our expectations for our ongoing operations, as further discussed in the sections titled “Factors that Will Impact Our Exploration Costs” and “Factors that Will Impact Our General and Administrative and Other Operating Costs” included in the Prospectus.

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

Comparison of three and six months ended June 30, 2026 and 2025

The following tables set forth our historical results for the periods indicated, and the variances in amounts reported for the comparable reporting periods (dollars in thousands), percent changes are not included as they are not meaningful in this comparison:

	For the three months ended June 30,		Change
	2026	2025	$
Statements of Operations Data:
Operating expenses:
Exploration expenses	$4,566	$115	$4,451
General and administrative expenses	8,174	269	7,905
Depreciation expense	36	2	34
Transaction costs	—	157	(157)
Total operating expenses	12,776	543	12,233
Operating loss	(12,776)	(543)	(12,233)
Other income (expense):
Interest income	503	—	503
Interest expense	(29)	(58)	29
Foreign exchange gain	1	—	1
Change in fair value of SAFE	(1,216)	—	(1,216)
Change in fair value of warrants	727	—	727
Total other (expenses) income	(14)	(58)	44
Loss before income taxes	(12,790)	(601)	(12,189)
Provision for income taxes	—	—	—
Net loss	$(12,790)	$(601)	$(12,189)

	For the six months ended June 30,		Change
	2026	2025	$
Statements of Operations Data:
Operating expenses:
Exploration expenses	$6,631	$165	$6,466
General and administrative expenses	10,890	518	10,372
Depreciation expense	59	3	56
Transaction costs	—	157	(157)
Total operating expenses	17,580	843	16,737
Operating loss	(17,580)	(843)	(16,737)
Other income (expense):
Interest income	630	—	630
Interest expense	(74)	(59)	(15)
Foreign exchange loss	(3)	—	(3)
Change in fair value of SAFE	(4,625)	—	(4,625)
Change in fair value of warrants	(7,919)	—	(7,919)
Total other (expenses) income	(11,991)	(59)	(11,932)
Loss before income taxes	(29,571)	(902)	(28,669)
Provision for income taxes	—	—	—
Net loss	$(29,571)	$(902)	$(28,669)

Operating Costs and Expenses

Total operating expenses increased by $12.2 million and $16.7 million in the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The increases in both periods reflect the Company's expanded scale of operations following the acquisition of FRE Australia and the continued build-out of its organizational and exploration capabilities. The increase for the three months ended June 30, 2026 was further driven by stock-based compensation recognized in connection with the completion of the Company's IPO in May 2026, while the increase for the six-month period also reflects exploration and administrative activity in the first quarter of 2026 against a prior-year period in which the Company's operations were substantially more limited.

Exploration and evaluation expenses. Exploration and evaluation expenses increased by $4.5 million and $6.5 million in the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The increase was primarily attributable to increased exploration activity following the acquisition of FRE Australia, which expanded the Company’s exploration portfolio and operational footprint. The increased exploration activity consisted of increased drilling costs, geological and technical consulting fees, exploration personnel compensation, and assay costs. Exploration and evaluation expenses during the prior‑year period were minimal, reflecting the Company’s more limited scope of operations at that time.

General and administrative expenses. General and administrative expenses increased by $7.9 million and $10.4 million in the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The increase was primarily driven by higher stock-based compensation recognized in connection with the completion of the Company's initial public offering, as well as increased personnel-related costs and professional service fees, reflecting the growth of the Company's operations following the acquisition of FRE Australia, including the expansion of management and administrative functions and increased public-company and regulatory compliance activities.

Depreciation expense. Depreciation expense increased by $34 thousand and $56 thousand in the three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025. The increase was primarily attributable to depreciation of property and equipment placed in service during 2025 and the first half of 2026, including vehicles, exploration and field equipment, and computer and office equipment, as the Company expanded its operations following recent acquisitions.

Transaction costs. Transaction costs decreased by $157 thousand in the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. Transaction costs in the 2025 periods represent legal, advisory, due-diligence, and other professional fees incurred in connection with the Company's acquisitions of AMBPL and FRE Australia. No transaction costs were incurred in the three and six months ended June 30, 2026.

Other Income and Expense

Interest income. Interest income increased by $503 thousand and $630 thousand in the three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025. The increase was primarily due to higher balances held in interest bearing accounts during the quarter.

Interest expense. Interest expense decreased by $29 thousand and increased by $15 thousand in the three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025, respectively. The fluctuations are due to the related party loan agreement with Brazil Royalty Corp Participacoes E Investments Ltda. (“BRC”), which was executed in 2025 and converted to common shares in May 2026.

Foreign exchange gain or loss. The Company incurred an immaterial gain and a $3 thousand loss in the three and six months ended June 30, 2026, respectively, as compared to no gain or loss in three and six months ended June 30, 2025, due to remeasurement of cash accounts held at FRE Australia.

Change in fair value of SAFE. Change in fair value of Simple Agreement for Future Equity (“SAFE”) was a $1.2 million loss and $4.6 million loss in the three and six months ended June 30, 2026. The change was attributable to the remeasurement of the SAFE liability at fair value during the quarter, reflecting changes in valuation assumptions, primarily the share price assumptions, and including the passage of time. No change in fair value of SAFE was recognized in the prior‑year period as the SAFE was executed in December 2025.

Change in fair value of warrants. Change in fair value of warrants was a $727 thousand gain and $7.9 million loss in the three and six months ended June 30, 2026. The change was attributable to the remeasurement of warrant liabilities at fair value during the quarter, reflecting changes in valuation assumptions, primarily the share price assumptions, and including the passage of time. No change in fair value of warrants was recognized in the prior‑year period as the warrants were issued during the transaction in July 2025.

Supplemental Discussion of Performance by Reportable Segment

United States Mining Operations Segment

Segment Operating loss for the Company's United States Mining Operations was as follows (dollars in thousands):

	For the three months ended June 30,		Change
	2026	2025	$	%
Segment Operating loss	$(3,799)	$—	$(3,799)	—

	For the six months ended June 30,		Change
	2026	2025	$	%
Segment Operating loss	$(5,699)	$—	$(5,699)	—

Operating loss from our United States Mining Operations increased $3.8 million and $5.7 million in the three and six months ended June 30, 2026 compared to the prior year period, driven primarily by the acquisition of FRE Australia and the related exploration activities and costs incurred related to the Shiloh project. Operating loss of our United States Mining Operations segment is expected to further increase in subsequent periods. Refer to the discussions of “Factors that Will Impact Our Exploration Costs” and “Acquisition of FRE Australia” included in the Prospectus.

Brazil Mining Operations Segment

Segment Operating loss for the Company's Brazil Mining Operations was as follows (dollars in thousands):

	For the three months ended June 30,		Change
	2026	2025	$	%
Segment Operating loss	$(1,030)	$(207)	$(823)	398

	For the six months ended June 30,		Change
	2026	2025	$	%
Segment Operating loss	$(1,554)	$(370)	$(1,184)	320

Operating loss from our Brazil Mining Operations increased $0.8 million and $1.2 million in the three and six months ended June 30, 2026 compared to the prior year period, primarily due to increases in general and administrative costs and exploration activities and exploration spend during the period. The increase in general and administrative costs are due to changes in the Company's operating structure and are expected to remain consistent at the segment level in future periods. Refer to the discussions of “Factors that Will Impact Our Exploration Costs” and “Acquisition of FRE Australia” included in the Prospectus.

Liquidity and Capital Resources

Sources and Uses of Liquidity

We consider highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, we had $10.1 million and $22.8 million, respectively, in cash and cash equivalents. In connection with our initial public offering, we established short-term investment accounts to hold funds designated for land acquisition, mineral licenses and lease payments, option payments, drilling, metallurgical test work, permitting, exploration, evaluation, land consolidation, engineering studies, and working capital and general corporate purposes. These short-term investments are maintained in highly liquid securities to ensure we have adequate resources to fund planned exploration and development programs.

We are an exploration stage company and, since our inception, we have not generated revenues. We incurred operating losses of $12.8 million and $17.6 million in three and six months ended June 30, 2026 and $0.5 million and $0.8 million in the prior year periods, respectively, and have reported an accumulated deficit of $49.4 million and $19.8 million as of June 30, 2026 and December 31, 2025, respectively. We have primarily relied on equity financing to fund our operating and investing activities – including, development and pursuit of our business plan; our mineral exploration and evaluation activities; our general and administrative costs and our capital expenditures. In addition, in the future we will continue to rely on equity financing to meet obligations as they become due and for future purchases of exploration and evaluation assets.

Our predominant source of cash is from financing activities. In 2025, we raised cash through issuances of our common stock for the primary purpose of funding working capital associated with exploration expenses and general and administrative expenses, capital expenditures, and investments supporting our strategy for advancing our portfolio of critical mineral projects targeting high-grade heavy rare earths mineral assets. In 2024, we were primarily funded through payables to related parties.

In December 2025, we raised $11.7 million in proceeds through the issuance of SAFE agreements in a private placement, and in January 2026 we raised an additional $3.4 million through the issuance of SAFE agreements.

In May 2026, the Company completed its initial public offering ("IPO"), raising net proceeds of approximately $64.2 million comprised of $58.9 million from the initial offering and $5.3 million from the underwriters' exercise of the over-allotment option, net of underwriting discounts and commissions.

Our current assets exceeded our current liabilities by $75.6 million as of June 30, 2026, compared to $19.3 million as of December 31, 2025. The increase of $56.3 million was primarily attributable to the completion of the IPO in May of 2026.

The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

Cash flow Statement

	For the six months ended June 30,		Change
	2026	2025	$
Other Financial Data (in thousands):
Net cash (used in) provided by operating activities	$(10,265)	$256	$(10,521)
Net cash used in investing activities	(67,148)	(2)	(67,146)
Net cash provided by (used in) financing activities	64,756	(206)	64,962

Currently, we do not maintain a credit facility or have debt from financial institutions. Since inception, we have predominately relied on equity financing to fund our operations, land acquisitions, and capital expenditures.

As of June 30, 2026, we expect material cash expenditures over the next twelve months to include the following:

•
approximately $20.0 million related to the Shiloh and other Georgia projects, including capital expenditures for land acquisition, mineral licenses and lease payments, option payments, drilling, metallurgical test work, permitting and S-K 1300 technical report summary preparation;
•
approximately $15.0 million related to the Alpha, Constellation, and Homer Projects, including for exploration, evaluation, land option payments, land consolidation, metallurgy, engineering and permitting studies; and
•
approximately $8.0 million for working capital and other general corporate purposes.

These are planned estimates based on our current exploration and development plans. Actual expenditures may differ materially depending on exploration results, permitting timelines, equipment and personnel availability, cost escalation, and our ability to raise additional capital. We may also reallocate spending among projects or defer planned activities. We believe that funds raised through issuance of SAFE agreements and the net proceeds from our initial public offering that closed on May 7, 2026 will be sufficient to fund our cash needs for the next twelve months. Historically, we have been successful in raising cash through equity financings; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us.

Operating Activities

During the six months ended June 30, 2026, our operating activities used $10.3 million of net cash, as compared to net cash provided of $256 thousand during the six months ended June 30, 2025. The $10.5 million increase in net cash used in operating activities was primarily due to a $28.8 million increase in net loss driven by the expanded operational activities of the Company as a result of the acquisition of FRE Australia, as well as non-cash charges recognized on our SAFE and warrant liabilities. This increase in reported net loss is partially offset by non-cash items, including a $7.9 million increase in the fair value of warrant liabilities, a $4.6 million increase in the fair value of SAFE liabilities, and $7.1 million of stock-based compensation. Changes in operating assets and liabilities resulted in $0.8 million of net cash used from changes in working capital, primarily related to the Company's expanded operational activities.

Investing Activities

Our investing activities used $67.1 million of cash in the six months ended June 30, 2026, as compared to $2 thousand during the six months ended June 30, 2025. Cash used by investing activities increased primarily due to $66.6 million of net purchases of short-term investments funded with proceeds from our initial public offering, as well as $0.4 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026 and 2025, our financing activities provided $64.8 million and used $0.2 million of cash, respectively. Financing activities during the six months ended June 30, 2026 consisted primarily of $64.2 million of net proceeds from the issuance of common stock in our IPO, including the exercise of the underwriters' over-allotment option and net of commissions, $3.4 million of SAFE proceeds, and $0.2 million of proceeds from warrant exercises, offset partially by $2.9 million of payments of deferred offering costs and $0.2 million of shares repurchased to satisfy employee tax withholding obligations.

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

Critical Accounting Estimates

See Note 2 – Significant Accounting Policies to our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in the Prospectus for a description of our significant accounting policies. We consider the following accounting estimates critical to understanding and evaluating our consolidated financial condition and the results of our operations.

Exploration Costs and Mineral Interests

General

Mineral interests consist of options to acquire mineral properties with rights to explore during the option period. Capitalized costs of the options were either asset purchases or payments to option counterparties. Mineral interests will not be amortized until the underlying property is converted to the production stage. As of June 30, 2026, none of the Company's properties were in the production stage and, therefore, the carrying values of the associated mineral interests are not being amortized. Exploration costs are being expensed as incurred until it is determined that a mining deposit can be economically and legally extracted or produced based upon established proven or probable reserves.

Assessments for Recoverability and Impairment

We assess the carrying values of our mineral interests for recoverability as of the end of each quarterly reporting period and whenever information or circumstances indicate the potential for impairment. There were no circumstances indicating the potential for impairment as of June 30, 2026.

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

Stock-Based Compensation

Our stock-based compensation consists primarily of restricted stock units ("RSUs") granted under the Rare Earth Americas Ltd. 2025 Equity Incentive Plan and the Rare Earths Americas, Inc. 2026 Equity Incentive Plan (the "Plans"). We account for stock-based compensation awards based on the fair value of the award as of the grant date, which for RSUs was based on the fair value of the underlying common stock at the time of the grant.

The Company recognizes stock-based compensation expense on a straight-line basis over the awards' requisite service period. Prior to the Company's initial public offering in May 2026, certain RSUs were subject to a performance-based vesting condition tied to a liquidity event. In connection with the completion of the IPO on May 7, 2026, the performance-based vesting condition was satisfied and 581,609 RSUs vested. The Company recognized $3.8 million in stock-based compensation expense upon vesting of these performance-based RSUs and an additional $1.5 million related to awards subject to time-based vesting conditions.

As of June 30, 2026, the Company has $4.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. Following the completion of the Company's IPO on May 7, 2026, all liquidity-event vesting conditions were satisfied, and the remaining unrecognized compensation cost relates solely to service-based vesting conditions.

Instruments with Characteristics of Liabilities and Equity

As of June 30, 2026, the Company has outstanding warrants exercisable into shares of the Company's common stock. The Company accounts for these instruments as liability-classified based on an assessment of their specific terms and applicable authoritative guidance. The instruments are required to be recorded at their initial fair value on the date of issuance, and are remeasured to their fair value on each balance sheet date thereafter, with any change in fair value recognized in the Company’s condensed consolidated statements of operations.

Recently Adopted Accounting Standards

See Note 2 –Significant Accounting Policies of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial and accounting officer, must evaluate the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026 as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2026, in connection with the completion of the Company's initial public offering, all outstanding SAFE agreements automatically converted into 1,037,100 shares of the Company's common stock in accordance with their terms. The Company also issued 201,807 shares of common stock upon conversion of the related-party convertible loan at a fixed conversion price of $6.55 per share, 19,052 shares of common stock pursuant to the Greenfield Agreement, and an aggregate of 46,610 shares of common stock upon the exercise of previously issued warrants.

The securities described above were issued in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated thereunder. No underwriting discounts or commissions were paid in connection with any of the foregoing transactions.

Use of Proceeds

On May 7, 2026, the Company completed its initial public offering of 3,333,331 shares of common stock at a public offering price of $19.00 per share. The Company received net proceeds of approximately $58.9 million, after deducting underwriting discounts and commissions but before payment of offering expenses. On May 14, 2026, the underwriters exercised a portion of their over-allotment option and purchased an additional 299,789 shares of common stock, resulting in additional net proceeds of approximately $5.3 million.

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company's final prospectus filed with the SEC pursuant to Rule 424(b)(4) on May 7, 2026. The Company expects to continue using the remaining proceeds principally to fund exploration, evaluation and development activities at the Shiloh, Alpha, Constellation and Homer projects, as well as for working capital and general corporate purposes. Pending such uses, the Company invests the remaining net proceeds in cash, cash equivalents and short-term investments.

Issuer Purchases of Equity Securities

The following table contains information about shares withheld to satisfy tax withholding obligations in connection with the vesting of restricted stock units granted under the Company's equity incentive plans. These shares were not repurchased pursuant to a publicly announced share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining Under the Program
April 1 – April 30, 2026	—	$—	—	—
May 1 – May 31, 2026	7,154	$22.69	—	—
June 1 – June 30, 2026	—	$—	—	—
Total	7,154		—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Board Structural Changes

On August 7, 2026, the Board of Directors (the “Board”) of Rare Earths Americas, Inc. (the “Company”), upon the recommendation of the Nominating and Corporate Governance Committee, appointed Daniel Shribman as Executive Chairman of the Board effective as of August 12, 2026. In connection with this appointment, the Nominating and Corporate Governance Committee determined that Mr. Shribman no longer satisfies the independence requirements under applicable securities laws and the listing standards of the NYSE Exchange due to his increased involvement in the Company’s strategic corporate and capital markets activities. As a result, Mr. Shribman was removed from the Audit Committee and the Compensation Committee of the Board.

As a result of Mr. Shribman’s loss of independence, the Audit Committee will be reconstituted as of August 12, 2026 to consist of Hugo Schumann (Chair), Ivy Estabrooke, and Keith Phillips. The Compensation Committee will be reconstituted as of August 12, 2026 to consist of Keith Phillips (Chair), Reta Jo Lewis, and Ivy Estabrooke.

Adoption of Executive Severance Plan

On August 7, 2026, the Board approved the adoption of the Company’s Executive Severance Plan (the “2026 Plan”), which replaces and supersedes the Company’s prior executive severance plan dated August 25, 2025. The 2026 Plan applies to the following executive officers: Donald Swartz, Chief Executive Officer; Jennifer Grafton, Chief Operating Officer, General Counsel and Secretary; Cheryl Kerr, Chief Accounting Officer and Treasurer; Kevin McCarty, Vice President of Exploration; and Eric Schrimsher, Director of Exploration.

Under the 2026 Plan, the applicable severance multiplier is 1.0x base salary prior to a Change in Control and 2.0x base salary following a Change in Control for Ms. Grafton, Ms. Kerr, Mr. McCarty, and Mr. Schrimsher. Mr. Swartz is entitled to a severance multiplier of 1.5x base salary prior to a Change in Control and 2.5x base salary following a Change in Control.

The foregoing description of the 2026 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2026 Plan, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Adoption of 2026 Short-Term Incentive Plan

On August 7, 2026, the Board approved the Company’s 2026 Short-Term Incentive Plan (the “2026 STIP”). Given the mid-year IPO of the Company, the 2026 STIP for the named executive officers will be based on achievement of key corporate strategic objectives, which determination of achievement and payout will be at the sole discretion of the Compensation Committee. The 2026 STIP includes a safety override provision that could reduce payout to zero in the event of a workplace fatality or other material workplace safety issue during the performance period. The plan also contains a clawback provision applicable in the event of a material financial restatement or a material breach of the Company’s Code of Conduct.

Performance-Based Equity Plan

On August 7, 2026, the Board approved an equity grant pool of 420,000 performance stock units (“PSUs”) and authorized the following equity awards, all with a grant date of August 12, 2026:

•
Donald Swartz, Chief Executive Officer, was granted 200,000 PSUs;
•
Daniel Shribman, Executive Chairman, was granted 100,000 PSUs; and
•
PSUs were granted to six designated executives, including Jennifer Grafton (40,000 shares) and Cheryl Kerr (20,000 shares).

The PSUs granted to the executives are subject to a three-year performance period commencing on the grant date. The number of PSUs that may be earned ranges from 0% to 100% of the target number of PSUs, contingent upon the performance of the Company’s stock price. Except in the case of certain special vesting events, an executive must remain in continuous service with the Company from the grant date through the applicable vesting date to earn any PSUs during the performance period.

The PSUs are divided into four equal tranches, each representing 25% of the target PSUs. Each tranche vests independently if the Company's common stock achieves a specified volume-weighted average price over twenty (20) consecutive trading days (the “20-Day VWAP”) at any time during the performance period.

The 20-Day VWAP stock price hurdles for each tranche are as follows:

•
Tranche 1 (25% of Target PSUs): $22.50
•
Tranche 2 (25% of Target PSUs): $25.00
•
Tranche 3 (25% of Target PSUs): $27.50
•
Tranche 4 (25% of Target PSUs): $30.00

All equity awards granted under the plan are subject to a “double-trigger” change in control provision. Under this provision, the accelerated vesting of the PSUs requires both the occurrence of a change in control of the Company and a subsequent qualifying termination of the executive's employment.

The foregoing description of the Performance Share Agreement Under the Rare Earths Americas, Inc. 2026 Equity Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Performance Share Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no officer or director of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Third Amendment to Option and Project Evaluation Agreement, dated July 31, 2026, by and among Foothills Rare Earths, LLC, Foothills Rare Earths Limited, Southeast Metals LLC, and the members of Southeast Metals LLC.

10.2*	Rare Earths Americas, Inc. Executive Severance and Change in Control Plan
10.3*	Performance Share Agreement Under the Rare Earths Americas, Inc. 2026 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rare Earths Americas, Inc.

Date: August 11, 2026	By:	/s/ Donald Swartz
Donald Swartz
Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Cheryl Kerr
Cheryl Kerr
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)