Form 10-Q
period 2026-09-30
Rare Earths Americas, Inc.
filed 2026-11-10
CIK 2095743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 20,961,020 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars, except share data) (unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$8,119	$22,841
Short-term investments	60,192	—
Prepaid expenses	1,509	216
Other current assets	67	53
Total current assets	69,887	23,110
Non-current assets
Property and equipment, net	1,194	390
Mineral interests (includes $0 and $2,275, respectively, related to consolidated VIEs)	23,615	23,327
Deferred offering costs	—	1,968
Other non-current assets	466	42
Total non-current assets	25,275	25,727
Total assets	$95,162	$48,837

LIABILITIES
Current liabilities
Accounts payable (includes $429 and $362, respectively, related to consolidated VIEs)	$1,986	$1,486
Accrued expenses (includes $551 and $22, respectively, related to consolidated VIEs)	1,402	1,211
Convertible related party loan	—	1,123
Lease liabilities, current (includes $91 and $23, respectively, related to consolidated VIEs)	226	23
Other current liabilities (includes $55 and $11, respectively, related to consolidated VIEs)	200	13
Total current liabilities	3,814	3,856
Non-current liabilities
SAFE liability	—	11,715
Warrant liability	7,238	4,433
Other non-current liabilities (includes $40 and $20, respectively, related to consolidated VIEs)	766	370
Total non-current liabilities	8,004	16,518
Total liabilities	11,818	20,374

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,512,381 and 14,965,987 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	1
Additional paid-in-capital	144,168	46,292
Accumulated other comprehensive loss	(577)	(267)
Accumulated deficit	(60,249)	(19,838)
Equity attributable to stockholders of the Company	83,344	26,188
Noncontrolling interest	—	2,275
Total stockholders' equity	83,344	28,463
Total liabilities and stockholders' equity	$95,162	$48,837

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except share and per share data) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
Exploration and evaluation expenses	$11,614	$1,755	$18,245	$1,920
General and administrative expenses	3,946	2,697	14,836	3,215
Depreciation expense	62	4	121	7
Transaction costs	—	90	—	247
Total operating expenses	15,622	4,546	33,202	5,389
Operating loss	(15,622)	(4,546)	(33,202)	(5,389)
Other income (expenses):
Interest income	364	52	994	52
Interest expense	(19)	(79)	(93)	(138)
Foreign currency transaction gain/(loss)	—	—	(3)	—
Change in fair value of SAFE	—	—	(4,625)	—
Change in fair value of warrants	4,437	61	(3,482)	61
Total other (expenses) income	4,782	34	(7,209)	(25)
Loss before income taxes	(10,840)	(4,512)	(40,411)	(5,414)
Provision for income taxes	—	—	—	—
Net loss	(10,840)	(4,512)	(40,411)	(5,414)
Less: Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Rare Earths Americas, Inc.	$(10,840)	$(4,512)	$(40,411)	$(5,414)

Net loss per common share, basic and diluted	$(0.52)	$(0.34)	$(2.25)	$(0.51)
Weighted average common shares outstanding, basic and diluted	20,730,541	13,205,203	17,982,144	10,665,764

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands of U.S. Dollars) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(10,840)	$(4,512)	$(40,411)	$(5,414)
Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(160)	(310)	(203)
Total other comprehensive income (loss)	(85)	(160)	(310)	(203)
Comprehensive loss	(10,925)	(4,672)	(40,721)	(5,617)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to Rare Earths Americas, Inc.	$(10,925)	$(4,672)	$(40,721)	$(5,617)

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' DEFICIT AND STOCKHOLDERS' EQUITY

(in thousands of U.S. Dollars, except share data) (unaudited)

	Common Stock		Members' Equity	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2024	—	$—	$9,982	$—	$(334)	$(9,908)	$—	$(260)
Equity contribution from parent	—	—	32	—	—	—	—	32
Change in foreign currency translation	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	—	(301)	—	(301)
Balance as of March 31, 2025	—	$—	$10,014	$—	$(349)	$(10,209)	$—	$(544)
Equity contribution from parent	—	—	31	—	—	—	—	31
Change in foreign currency translation	—	—	—	—	(28)	—	—	(28)
Net loss	—	—	—	—	—	(601)	—	(601)
Balance as of June 30, 2025	—	$—	$10,045	$—	$(377)	$(10,810)	$—	$(1,142)
Distribution to parent	—	—	(524)	—	—	—	—	(524)
Equity contribution from parent	—	—	11	—	—	—	—	11
Issuance of common stock in exchange for member units	9,375,000	1	(9,532)	9,531	—	—	—	—
Issuance of common stock in connection with acquisition of Foothills Rare Earths Limited	2,805,267	—	—	18,362	—	—	2,275	20,637
Issuance of common stock in connection with private placement, net of $216 issuance costs	2,500,000	—	—	15,877	—	—	—	15,877
Grant of restricted stock awards	255,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,677	—	—	—	1,677
Change in foreign currency translation	—	—	—	—	(160)	—	—	(160)
Net loss	—	—	—	—	—	(4,512)	—	(4,512)
Balance as of September 30, 2025	14,935,267	$1	$—	$45,447	$(537)	$(15,322)	$2,275	$31,864

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands of U.S. Dollars, except share data) (unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2025	14,965,987	$1	$46,292	$(267)	$(19,838)	$2,275	$28,463
Stock-based compensation expense	—	—	205	—	—	—	205
Change in foreign currency translation	—	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	(16,781)	—	(16,781)
Balance as of March 31, 2026	14,965,987	$1	$46,497	$(342)	$(36,619)	$2,275	$11,812
Initial public offering, net of underwriting discounts and commissions of ($4,832) and offering costs	3,633,120	1	59,954	—	—	—	59,955
Conversion of SAFE into common stock	1,037,100	—	19,705	—	—	—	19,705
Conversion of related party convertible loan into common stock	201,807	—	1,322	—	—	—	1,322
Issuance of common stock in connection with the Greenfield Agreement	19,052	—	362	—	—	—	362
Exercise of warrants and reclassification of warrant liability	46,610	—	891	—	—	—	891
Vesting and settlement of restricted stock units	57,370	—	438	—	—	—	438
Shares withheld to satisfy tax withholding obligations	(7,154)	—	(162)	—	—	—	(162)
Stock-based compensation expense	—	—	5,903	—	—	—	5,903
Change in foreign currency translation	—	—	—	(150)	—	—	(150)
Net loss	—	—	—	—	(12,790)	—	(12,790)
Balance as of June 30, 2026	19,953,892	$2	$134,910	$(492)	$(49,409)	$2,275	$87,286
SEM option exercise	165,153	—	2,000	—	—	(2,275)	(275)
Issuance of common stock in connection with the GMC option exercise	262,086	—	4,979	—	—	—	4,979
Vesting and settlement of restricted stock units	131,250	—	843	—	—	—	843
Stock-based compensation expense	—	—	1,436	—	—	—	1,436
Change in foreign currency translation	—	—	—	(85)	—	—	(85)
Net loss	—	—	—	—	(10,840)	—	(10,840)
Balance as of September 30, 2026	20,512,381	$2	$144,168	$(577)	$(60,249)	$—	$83,344

See accompanying notes to the condensed consolidated financial statements.

RARE EARTHS AMERICAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars) (unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(40,411)	$(5,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	121	7
Loss on foreign currency transaction	3	—
Stock-based compensation expense	9,044	1,816
Provision for labor claims	15	15
Allocated expenses from parent	—	74
Change in fair value of warrants	3,482	(61)
Change in fair value of SAFE	4,625	—
Unrealized losses on short-term investments	336	—
Exploration option purchased with shares	5,342	—
Noncash interest expense	58	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,293)	(93)
Other assets	(440)	12
Accounts payable	1,034	716
Accrued expenses	426	25
Accounts payable to related parties	—	1,429
Other liabilities	550	(22)
Net cash used in operating activities	$(17,108)	$(1,496)
Cash flows from investing activities:
Purchases of short-term investments	(74,871)	—
Proceeds from sales of short-term investments	14,345	—
Cash acquired in FRE Australia transaction	—	1,543
Purchases of property and equipment	(931)	(72)
Investment in mineral interests	(288)	(14)
Net cash (used in) provided by investing activities	(61,745)	1,457
Cash flows from financing activities:
Proceeds from issuance of common stock	—	16,093
Issuance costs	—	(216)
Proceeds from initial public offering, net of underwriting discounts and commissions ($4,832)	64,197	—
Payments for taxes related to net share settlement of equity awards	(162)	—
Payments of deferred offering costs	(3,038)	(557)
Warrant exercises	214	—
SAFE proceeds	3,365	—
Acquisition of noncontrolling interest	(275)	—
Proceeds from related party debt	—	657
Distribution to parent	—	(524)
Net cash provided by financing activities	64,301	15,453
Effect of exchange rates on cash and cash equivalents	(170)	(153)
Net (decrease) increase in cash and cash equivalents	(14,722)	15,261
Cash and cash equivalents at beginning of period	22,841	6
Cash and cash equivalents at end of period	$8,119	$15,267

Supplemental non-cash information:
Non-cash contribution from REA Australia	$—	$74
SAFE Liability conversion to common stock	$19,705	$—
Related party note conversion to common stock	$1,322	$—
Lease liabilities arising from obtaining right-of-use assets	$412	$—
Common stock issued in connection with SEM option exercise	$2,000	$—
Issuance of common stock for member units	$—	$9,532
Acquisition of FRE Australia	$—	$22,105

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

The Company’s short-term investments consist of short-term U.S. Treasury and corporate bond exchange-traded funds held pending use of the net proceeds from the Offering. These exchange-traded funds are Level 1 investments valued at the closing price or last trade reported on the major market on which the individual securities are traded. Realized and unrealized gains and losses are included in interest income in the accompanying condensed consolidated statements of operations. Refer to Note 3 — Fair Value Measurements for additional information. Unrealized losses on equity securities were $336 for the three and nine months ended September 30, 2026, with no comparative losses in the prior period.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and (2) the reported amounts of expenses during the reporting periods.

Significant accounting estimates reflected in our condensed consolidated financial statements include, but are not limited to, fair value of warrant liability, fair value of stock-based compensation awards granted prior to the initial public offering (the “IPO”), and grant-date fair value of performance stock units determined using a Monte Carlo simulation.

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

When applicable, diluted earnings per share would be calculated based upon the inclusion of additional dilutive and potentially dilutive shares that are determined not to be anti-dilutive. The following securities have been excluded from the calculation of diluted loss per share because the effect is anti-dilutive:

	For the Nine Months Ended September 30,
	2026	2025
Warrants	923,781	1,004,025
Restricted stock units	358,476	917,598
Performance stock units	420,000	—
Convertible related party loan	—	208,492
Total	1,702,257	2,130,115

Recently Adopted Accounting Standards

For the three and nine months ended September 30, 2026, there were no newly adopted accounting standards that materially impacted the Company’s condensed consolidated financial statements. Refer to Note 2 – “Significant Accounting Policies,” in the audited consolidated financial statements for the fiscal year ended December 31, 2025, in the Company’s Prospectus.

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

As of September 30, 2026, the Company’s financial instruments consisted of cash and cash equivalents, short-term investments, accounts payable and warrants. As of December 31, 2025, the Company’s financial instruments consisted of cash and cash equivalents, accounts payable, warrants, the SAFE liability and related party debt. The carrying amount of cash and cash equivalents, excluding money market funds measured at fair value, and accounts payable approximates fair value due to the short-term nature of these instruments. The carrying amount of the short-term investments, money market funds, warrants and SAFE liability is fair value, as further described below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial instruments measured at fair value on a recurring basis:

	September 30, 2026	December 31, 2025
Level 1 Financial assets:
Equity securities (included as Short-term investments)	$60,192	$—
Money market funds (included in Cash and cash equivalents)	7,144	—
Level 2:	—	—
Level 3 Financial liabilities:
Warrant liability	7,238	4,433
SAFE liability	—	11,715
Stock-based compensation warrant liability (included in Other non-current liabilities)	522	303

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2026 and 2025.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the warrant liability:

	September 30, 2026	December 31, 2025
Expected term (in years)	3.00	3.75
Expected volatility	125%	95%
Risk-free interest rate	4.95%	3.58%
Expected dividend yield	0%	0%
Share price	$10.09	$6.67

Changes to the expected term, expected volatility, or the price of the underlying stock could result in a change to the fair value measurement.

During the nine months ended September 30, 2026, certain warrant holders exercised 46,610 warrants for shares of the Company's common stock, and as of September 30, 2026, 923,781 warrants remain outstanding. Upon exercise, the related portion of the warrant liability was reclassified to stockholders' equity.

The following table presents the reconciliation of the warrant liability accounted for under ASC 815 measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$11,675	$—	$4,433	$—
Issuance of warrants	—	4,573	—	4,573
Change in estimated fair value	(4,437)	(61)	3,482	(61)
Warrants exercised	—	—	(677)	—
Balance at end of period	$7,238	$4,512	$7,238	$4,512

The following table presents the reconciliation of the stock compensation warrant liability accounted for under ASC 718 measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$842	$—	$303	$—
Issuance of warrants	—	307	—	307
Change in estimated fair value	(320)	(1)	219	(1)
Balance at end of period	$522	$306	$522	$306

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

The Company recognized an increase in the fair value of the SAFE Liability of $4,625 during the nine months ended September 30, 2026, which is reported as change in fair value of SAFE in the condensed consolidated statement of operations. Because all outstanding SAFE agreements converted into common stock on May 7, 2026, no change in fair value of SAFE was recognized during the three months ended September 30, 2026.

Accordingly, there was no SAFE liability outstanding as of September 30, 2026.

The following table presents the reconciliation of the SAFE liability measured at fair value on a recurring basis:

Beginning balance – December 31, 2025	$11,715
Proceeds received under SAFE agreements	3,365
Change in estimated fair value	4,625
Conversion to common stock	(19,705)
Ending balance – September 30, 2026	$—

4.
Variable Interest Entities

On July 22, 2025, the Company purchased 100% of the ordinary shares of Foothills Rare Earths Limited ("FRE Australia"), a holding company who, through its subsidiary Foothills Rare Earths, LLC, ("FRE US"), a North Carolina LLC, is a private exploration stage mining company with operations in the Harris and Talbot Counties of Georgia, United States (the “Shiloh Project”). The project area is secured through a combination of option agreements and the Weyerhaeuser Lease (see Note 6 – Mineral Interests). The Company accounted for the acquisition of FRE Australia as an asset acquisition that is a VIE. Substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets.

As of September 30, 2026, the Company has consolidated FRE Australia, a variable interest entity. As of December 31, 2025, the Company consolidated FRE Australia, including Southeast Metals LLC ("SEM"), which were variable interest entities. In connection with exercising the option to acquire the mining lease from SEM as described in Note 6, we derecognized our non-controlling interest in SEM as of August 20, 2026, and we no longer hold a variable interest in SEM.

The carrying amounts of the consolidated variable interest entities' assets and liabilities were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$148	$10,922
Prepaid expenses and other current assets	443	118
Total current assets	591	11,040
Non-current assets
Property and equipment, net	873	362
Mineral interests, which includes $0 and $2,275 related to SEM, respectively	23,615	23,327
Other non-current assets	138	42
Total non-current assets	24,626	23,731
Total assets	$25,217	$34,771

LIABILITIES
Current liabilities
Accounts payable	$429	$362
Accrued expenses	551	22
Lease liability, current	91	23
Other current liabilities	55	11
Total current liabilities	1,126	418
Non-current liabilities
Other non-current liabilities	40	20
Total non-current liabilities	40	20
Total liabilities	$1,166	$438

In connection with the exercise of the SEM option described in Note 6 – Mineral Interests, the Company no longer holds a variable interest in SEM and SEM is no longer consolidated. Upon deconsolidation, the Company derecognized the $2,275 noncontrolling interest. FRE Australia's creditors do not have recourse to the general credit of the primary beneficiary.

5.
Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Computer and office equipment	$354	$50
Machinery equipment	510	143
Vehicles	477	228
Total property and equipment	1,341	421
Less: accumulated depreciation	(147)	(31)
Property and equipment, net	$1,194	$390

Depreciation expense was $62 and $4 for the three months ended September 30, 2026 and 2025, respectively, and $121 and $7 for the nine months ended September 30, 2026 and 2025, respectively.

6.
Mineral Interests

Mineral interests consisted of the following:

	September 30, 2026	December 31, 2025
Beginning balance	$23,327	$—
Acquired mineral interests	—	23,223
SEM option exercise	100	—
Capitalized land option payments	188	104
Ending balance	$23,615	$23,327

Mineral interests include acquired interests in exploration stage properties, including the costs of options to acquire such properties. Exploration costs are expensed as incurred. Costs of rights or options to explore and lease properties are considered exploration costs and expensed as incurred. As of September 30, 2026, the mineral interests capitalized are held by FRE Australia, whereas the costs of arrangements entered into by AMBPL have been expensed as incurred. In the event that the Company exercises its options under one or more option agreements and begins commercial exploration, it will be required to make royalty payments based on a percentage of production revenue as defined in the agreements.

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

On July 31, 2026, Foothills Rare Earths, LLC ("FRE US") exercised its option under a Third Amendment to the Option and Project Evaluation Agreement with SEM and its members to acquire and assume the Mining Lease Agreement dated October 1, 2020 between SEM and Weyerhaeuser Company, as amended (the "Weyerhaeuser Lease"). On August 20, 2026, SEM assigned the Weyerhaeuser Lease to FRE US for consideration of $375 in cash and 165,153 shares of the Company's common stock issued in a private placement exempt from registration under the Securities Act of 1933, as amended.

On June 30, 2026, the Company, through its subsidiary AMBPL, delivered notice of exercise of its option to acquire certain mining rights in Brazil (the "GMC Option"), as described in the Prospectus. The exercise price was payable solely in shares of the Company's common stock, determined using the $19.00 initial public offering price. Prior to settlement, the area of one of the underlying exploration applications was reduced, which proportionately reduced the exercise price and the number of shares issuable from the 271,579 shares previously disclosed. In September 2026, following execution of definitive subscription agreements, the Company issued 262,086 shares of common stock in settlement of the exercise price. The total value of the option exercise was $4,979 which was expensed to exploration and evaluation expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

Weyerhaeuser Lease

On August 20, 2026, FRE US acquired the Weyerhaeuser Lease through an assignment from SEM. The Weyerhaeuser Lease is a mining lease effective October 1, 2020, located in Harris and Talbot Counties, Georgia. It provides for annual rental payments of $75, subject to annual inflation adjustment, which began in the fourth lease year commencing October 1, 2023, and a 5% royalty on rare earth products and byproducts produced from the lease area.

7.
Common Stock

Common Stock of REA Inc.

Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends that may be declared from time to time by the Board of Directors. The common stock is not redeemable at the option of the holder.

As of September 30, 2026, the Company had reserved shares of common stock for future issuance as follows:

September 30, 2026
Common stock warrants	923,781
2025 Equity Incentive Plan:
Unvested RSUs	170,904
2026 Equity Incentive Plan:
Unvested RSUs	187,572
Unvested PSUs	420,000
Shares available for future grants	1,242,428
2,944,685

8.
Stock-Based Compensation

On August 12, 2025, the Company's Board of Directors adopted the Rare Earth Americas Ltd. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of stock-based awards to employees, directors, and consultants. Under the 2025 Plan, 1,500,000 shares were reserved for stock-based compensation in the form of options, restricted stock units, or other stock-based awards. Shares issued under the 2025 Plan shall be drawn from authorized and unissued shares.

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

Restricted Stock Awards (“RSAs”)

During the three and nine months ended September 30, 2025, the Company granted 60,000 RSAs to a director and 195,000 RSAs to nonemployees under the 2025 Plan. Their weighted-average grant date fair values were $6.42 and $6.63 per share, respectively. The RSAs vested upon issuance. The grant date fair value was determined using a Black-Scholes option pricing model applied to the Company’s equity value that was calculated using contemporaneous transactions with third parties in the Company’s equity. The total fair value of RSAs that vested during the three and nine months ended September 30, 2025 was $385 for the director and $1,292 for nonemployees.

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2026, the Company granted RSUs to its employees, directors and consultants under the 2025 Plan and the 2026 Plan. RSUs granted prior to the IPO to employees and consultants have both service-based and performance-based vesting conditions, and RSUs granted prior to the IPO to directors have service-based vesting conditions only. The performance-based vesting condition was satisfied upon the completion of the IPO on May 7, 2026. RSUs granted on or after the IPO have service-based vesting conditions only. The service-based vesting condition is generally satisfied over one year, and the awards cliff vest on the one-year anniversary of the grant date, except for certain RSUs granted to employees in May 2026, which vest over three years. The grant-date fair value of RSUs granted during the period was determined using the valuation methodologies described below.

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

The following table summarizes the assumptions used in the IPO scenario to estimate the fair value of the RSUs granted prior to the IPO:

Expected IPO Date	5/8/2026
Expected IPO Price per Share	$19.00
Discount for Lack of Marketability	7.0%
Probability of Occurring	85.0%

The following table summarizes the assumptions used in the OPM to estimate the fair value of the RSUs granted prior to the IPO:

Expected term (in years)	0.75
Expected Volatility	129%
Risk-free interest rate	3.68%
Expected dividend yield	0%
Discount for Lack of Marketability	20.0%

The discount for lack of marketability was determined considering quantitative models, empirical studies, and market data.

Activity during the nine months ended September 30, 2026 in RSUs related to employees and directors was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance—December 31, 2025	736,610	$6.48
Granted	357,739	16.76
Vested	(711,871)	6.57
Forfeited	(29,002)	8.07
Unvested Balance—September 30, 2026	353,476	$16.75

The total fair value of RSUs held by employees and directors that vested during the three and nine months ended September 30, 2026 was $2,399 and $14,808, respectively, measured based on the fair value of the Company's common stock on the vesting date.

Stock-based compensation expense related to RSUs held by employees and directors was $1,102 and $6,681 for the three and nine months ended September 30, 2026, respectively. No such expense was recognized for the three and nine months ended September 30, 2025.

Activity during the nine months ended September 30, 2026 in RSUs related to nonemployees was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance—December 31, 2025	180,988	$6.44
Granted	5,000	14.70
Vested	(165,988)	6.44
Forfeited	(15,000)	6.42
Unvested Balance—September 30, 2026	5,000	$14.70

The total fair value of RSUs held by nonemployees that vested during the three and nine months ended September 30, 2026 was $1,887 and $2,676, respectively, measured based on the fair value of the Company's common stock on the vesting date.

Stock-based compensation expense related to RSUs held by nonemployees was $143 and $1,111 for the three and nine months ended September 30, 2026, respectively. No such expense was recognized for the three and nine months ended September 30, 2025.

Performance Stock Units (“PSUs”)

On August 12, 2026, the Company granted 420,000 PSUs under the 2026 Plan to certain employees and directors. The PSUs vest in four equal tranches upon the achievement of specified 20-day volume-weighted average stock price hurdles during a three-year performance period, subject to continued service. Any tranche for which the stock price hurdle is not achieved during the performance period will be forfeited.

The grant-date fair value of the PSUs of $5,100, or $12.14 per PSU, and the derived service periods were determined using a Monte Carlo simulation. Key assumptions included expected volatility of 120%, a risk-free interest rate of 4.25% and an expected dividend yield of 0%. Compensation expense is recognized on a straight-line basis over the average derived service period of the tranches of approximately 0.7 years.

Activity during the nine months ended September 30, 2026 in PSUs was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Balance—December 31, 2025	—	$—
Granted	420,000	12.14
Vested	—	—
Forfeited	—	—
Unvested Balance—September 30, 2026	420,000	$12.14

The Company recognized $1,033 in stock-based compensation expense related to the PSUs granted during the three and nine months ended September 30, 2026.

Warrants

In connection with the Company's acquisition of FRE Australia in July 2025, the Company granted warrants which are considered stock-based compensation. The Company recognized a reduction in stock-based compensation expense of $320 and stock-based compensation expense of $219 for these warrants during the three and nine months ended September 30, 2026, respectively, and stock-based compensation expense of $139 during each of the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the fair value of these warrants was $522 and $303, respectively, and all 62,147 of these warrants granted remain outstanding.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,
	2026	2025
General and administrative expenses:
Stock-Based Compensation Expense — Directors	$669	$385
Stock-Based Compensation Expense — Employees	1,146	139
Stock-Based Compensation Expense — Consultants	143	1,292
Total stock-based compensation expense	$1,958	$1,816

	For the Nine Months Ended September 30,
	2026	2025
General and administrative expenses:
Stock-Based Compensation Expense — Directors	$2,140	$385
Stock-Based Compensation Expense — Employees	5,793	139
Stock-Based Compensation Expense — Consultants	1,111	1,292
Total stock-based compensation expense	$9,044	$1,816

As of September 30, 2026, total stock-based compensation expense related to unvested units not yet recognized was $8,028, which is expected to be recognized over a weighted-average period of 1.2 years. The performance-based vesting condition of certain RSUs was satisfied upon the consummation of the Company's IPO on May 7, 2026 and $5,327 in stock-based compensation expense was immediately recognized. Remaining unrecognized compensation cost as of September 30, 2026 relates to awards subject to continued service requirements, including awards for which the liquidity-based performance condition has been satisfied and awards that vest upon the completion of specified service periods.

As of September 30, 2026, total stock-based compensation expense includes $7,544 for unvested and unsettled awards, $1,281 for vested and settled awards, and $219 related to warrants.

9.
Accrued Expenses and Other Non-Current Liabilities

The Company's accrued expenses consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accrued compensation and payroll taxes	$583	$825
Accrued exploration costs	527	—
Accrued professional fees	190	44
Deferred offering costs	—	229
Accrued other	102	113
Total Accrued expenses	$1,402	$1,211

The Company's other non-current liabilities consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Stock-based compensation liability	$522	$303
Lease liability - non-current	182	20
Labor contingency	62	47
Total Other Non-Current Liabilities	$766	$370

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

In connection with the completion of the Company's IPO, the outstanding balance under the BRC loan converted into 201,807 shares of the Company's common stock at a fixed conversion price of $6.55 per share. On the conversion date, the loan had a carrying value of $1,322, consisting of principal, accrued interest, and accrued Brazilian financial transaction tax (IOF). Upon conversion, the carrying value of the loan balance of approximately $1,322 was reclassified to additional paid-in capital. Accordingly, no gain or loss was recognized in the condensed consolidated statements of operations during the three and nine months ended September 30, 2026. No amounts remained outstanding under the loan following its conversion.

During the three and nine months ended September 30, 2026, we recorded interest expense of $0 and $58, respectively, through the date of conversion. As of September 30, 2026 and December 31, 2025, we had accrued interest payable of $0 and $152, respectively.

11.
Related Party Transactions

REA Australia

REA Australia was the sole shareholder of AMBPL until July 22, 2025. Prior to this date, certain shared costs were allocated to the Company by REA Australia and reflected as expenses in the consolidated financial statements. These allocated shared costs were $11 and $74 for the three and nine months ended September 30, 2025 and consisted primarily of executive remuneration and stock-based compensation, and to a lesser extent exploration costs. There are no similar costs in the period ended September 30, 2026.

Board of Directors

The Company paid Board compensation to entities controlled by certain members of the Board of Directors. Certain directors provide service through a limited liability company (“LLC”), which is wholly owned and controlled by the respective director. Director compensation was $79 and $236 for the three and nine months ended September 30, 2026, respectively. The Company did not incur director compensation during the three and nine months ended September 30, 2025. Amounts owed to these LLCs as of September 30, 2026 and December 31, 2025 were $0 and $13, respectively, which are included in accrued liabilities.

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

Based on management’s assessment of the information currently available, the Company determined that a loss related to this matter is probable and reasonably estimable. The Company's balance sheets as of September 30, 2026 and December 31, 2025, include other non-current liabilities of $62 and $47, respectively, for this matter.

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

The Company has two reportable segments due to their geographical location: United States Mining Operations and Brazil Mining Operations. Our Brazil Mining Operation is comprised of AMBPL, which primarily operates three sites in Brazil. Our United States Mining Operation is comprised of FRE Australia (and its wholly owned subsidiary Foothills Rare Earths, LLC), a consolidated variable interest entity, which conducts exploration activities in the Foothills Rare Earths District (the “District”) in the state of Georgia through the Weyerhaeuser Lease, option agreements and Exploration & Drilling Agreements (“EDAs”). Prior to the acquisition of FRE Australia, the Company had one reportable segment.

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

The following table summarizes the Company's long-lived assets, which includes mineral interests by geographic region as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
United States	$24,498	$23,688
Brazil	311	29
Total Long-lived assets	$24,809	$23,717

Assets other than long-lived assets are not regularly reported to the CODM on the segment basis because they consist primarily of cash and assets not specific to a segment.

Significant segment expense included in the measure of segment profit or loss are shown below and reconciled to net loss before taxes for the three and nine months ended September 30, 2026 and 2025:

For the three months ended September 30, 2026	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$3,537	$8,077	$11,614
General and administrative expenses	32	134	166
Depreciation expense	55	5	60
Total operating expenses	3,624	8,216	11,840
Segment operating loss	$(3,624)	$(8,216)	$(11,840)
Reconciling items
Corporate and other expenses			(3,782)
Interest income			364
Interest expense			(19)
Change in fair value of warrants			4,437
Loss before income taxes			$(10,840)

For the nine months ended September 30, 2026	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$9,153	$9,092	$18,245
General and administrative expenses	61	668	729
Depreciation expense	109	10	119
Total operating expenses	9,323	9,770	19,093
Segment operating loss	$(9,323)	$(9,770)	$(19,093)
Reconciling items
Corporate and other expenses			(14,109)
Interest income			994
Interest expense			(93)
Foreign exchange loss			(3)
Change in fair value of SAFE			(4,625)
Change in fair value of warrants			(3,482)
Loss before income taxes			$(40,411)

For the three months ended September 30, 2025	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$578	$1,177	$1,755
General and administrative expenses	7	203	210
Depreciation expense	3	1	4
Total operating expenses	588	1,381	1,969
Segment operating loss	$(588)	$(1,381)	$(1,969)
Reconciling items
Corporate and other expenses			(2,487)
Transaction costs			(90)
Interest income			52
Interest expense			(79)
Change in fair value of warrants			61
Loss before income taxes			$(4,512)

For the nine months ended September 30, 2025	United States Mining Operations	Brazil Mining Operations	Total
Operating expenses:
Exploration expenses	$578	$1,342	$1,920
General and administrative expenses	7	405	412
Depreciation expense	3	4	7
Total operating expenses	588	1,751	2,339
Segment operating loss	$(588)	$(1,751)	$(2,339)
Reconciling items
Corporate and other expenses			(2,803)
Transaction costs			(247)
Interest income			52
Interest expense			(138)
Change in fair value of warrants			61
Loss before income taxes			$(5,414)

14.
Subsequent Events

In connection with the Offering, the Company’s directors and executive officers agreed with the underwriters not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of the Company’s common stock or securities convertible into common stock for a period of 180 days after the closing of the Offering. Following the expiration of this lock-up period, on November 4, 2026, the Company issued 689,239 shares of common stock to certain executive officers and directors upon settlement of vested RSUs. To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 240,600 shares underlying such equity awards, resulting in net issuance of 448,639 shares of common stock, and paid $1,978 for the related taxes withheld.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of REA includes information that REA’s management believes is relevant to an assessment and understanding of the Company’s historical operations. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements for the three and nine months ended September 30, 2026 and 2025 and the respective notes thereto, which are included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the years ended December 31, 2025 and 2024 and the respective notes thereto previously filed with the SEC.

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

Our Business and Our Strategy

We are an exploration-stage company focused on advancing a portfolio of critical mineral projects targeting high-grade heavy rare earth mineral assets. Our portfolio includes three material projects - Alpha, Constellation, and the Foothills Rare Earths (FRE) district, along with certain non-material early-stage exploration projects, most notably our Homer Project in Goiás, Brazil. FRE's property portfolio includes both material properties, such as Shiloh, and early-stage exploration projects that are not considered material, including Liberty Peak and other district-scale exploration targets. All of our properties are currently in exploration stage, and we have not yet commenced mining operations or generated any revenue. Our current operations are focused on defining mineralization for our projects and increasing our understanding of the characteristics and economics of each project. We hold, or hold options to purchase or lease, mining rights to the properties we are exploring. Those options are described in detail in "Note 6 – Mineral Interests" in our financial statements for the years ended December 31, 2025 and 2024. Advancing these projects to development will require significant capital.

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

During the second quarter of 2026, we completed our initial public offering. As of September 30, 2026, we had approximately $68.3 million of cash, cash equivalents and short-term investments. Based on our current operating plans, we believe these resources will be sufficient to fund our anticipated cash requirements for at least the next twelve months.

Our results of operations for the nine months ended September 30, 2026 were affected by non-cash stock-based compensation expense and changes in the fair value of warrant and SAFE liabilities. Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2026, reflecting continued expenditures on exploration activities in the United States and Brazil, as well as costs associated with operating as a public company.

Recent Developments

Brazil Mining Operations Segment

Alpha Project

On September 9, 2026, the Company announced updated geological modeling and program developments at its 100%-owned Alpha Project in Bahia, Brazil. The Alpha Project is an Ionic Adsorption Clay (“IAC”) deposit which hosts an Inferred mineral resource of 202 million tonnes at 1,520 ppm total rare earth oxide (“TREO”), at a 1,000 ppm TREO cut-off. Magnetic rare earths including neodymium and praseodymium (“NdPr”) and dysprosium and terbium (“DyTb”) make up approximately 21% and 3% of the TREO basket, respectively. No new exploration results are reported in connection with this announcement; the information described below represents a re-interpretation of previously reported drilling data.

Updated geological modeling indicates that portions of the current Inferred resource may have been constrained by the practical depth limits of historical auger drilling, which averaged 16.5 meters, rather than by the true extent of the mineralized horizon. This updated modeling suggests that mineralization is open at depth and may extend below the current resource model. The modeling also indicates a trend toward increasing concentrations of heavy rare earth oxides (“HREOs”), including dysprosium and terbium. In addition, yttrium grades exceeding 300 ppm and gadolinium grades exceeding 40 ppm persist to the end of multiple drill holes. Whether this trend continues at depth and its implications for project economics have not been established and remain subject to confirmation through ongoing drilling and technical evaluation.

The Company is conducting a 13,400-meter reverse circulation (“RC”) drilling program at Alpha designed to test mineralization below historical auger depths, advance resource conversion from Inferred toward Indicated and Measured classifications, and evaluate HREO enrichment potential at depth. There is no certainty that the RC program will result in resource expansion or classification conversion, or that the Initial Assessment (“IA”) will demonstrate favorable project economics.

Concurrently, the Company continues to advance the previously announced IA, which is preliminary in nature, and is based in part on Inferred mineral resources. The Company is nearing the completion of the report, and it is anticipated to be completed in the first quarter of 2027. The IA will outline a preliminary mine production schedule and economics for the Project.

During the quarter, the Company commenced environmental baseline studies in support of a Brazilian Preliminary License (“LP”) application, which the Company is targeting to submit by year-end 2027. There can be no assurance that required permits will be obtained on the anticipated timeline or at all.

The technical information in this section has been reviewed and approved by Leandro Coracini Ollita, Qualified Person registered with the Brazilian Commission for Resources and Reserves (CBRR), Registration No. 023160, and an employee of a wholly-owned Brazilian subsidiary of the Company, within the meaning of Regulation S-K 1300.

Homer Project (Homer-A), Goiás, Brazil

On July 7, 2026, the Company reported exploration results from Homer-A. These included a ring-shaped magnetic anomaly of more than 35 km², with a major axis exceeding 6.5 kilometers, defined from drone-airborne magnetometry; a campaign of 625 soil samples; and 133 meters of auger drilling in eight holes, four of which returned TREO grades higher than 1,000 ppm. The results of this early exploration gave the Company confidence to commence a 15,000 meter drill program at Homer-A, supported by a $5.0 million budget for 2026.

On September 23, 2026, the Company reported initial assay results from approximately 1,250 meters of RC drilling. The results covered 11 of the 12 holes drilled into the primary geochemical anomaly, across an initial tested area of approximately 2.15 km², and all 11 holes intersected rare earth mineralization in the near-surface soil and saprolite profile. The initial drill results identified broad zones of near-surface rare earth mineralization within the weathered clay and saprolite profile. Multiple drill intercepts returned greater than 2,000 ppm TREO over intervals exceeding 10 meters in thickness. Higher-grade intervals exceeding 4,000 ppm TREO were characterized by elevated concentrations of magnetic rare earth elements, averaging more than 70% combined neodymium-praseodymium (“NdPr”) and heavy rare earth oxides (“HREOs”), including more than 4.5% combined dysprosium and terbium (“DyTb”).

As of September 30, 2026, the Company has drilled approximately 9,000 meters of holes, including 7,200 meters of RC and 1,800 meters of diamond drilling, at Homer-A. In addition, metallurgical testing is underway to evaluate the leachability and potential recoverability of the rare earth mineralization. The testing is designed to determine whether the rare earth elements are weakly adsorbed to clay minerals and therefore amenable to extraction through leaching, a characteristic commonly associated with ionic adsorption clay (“IAC”) deposits. The Company is on-track to complete its 15,000 meter drill program by year-end and is targeting publication of an initial mineral resource estimate for Homer-A in 2027.

The Homer-A project is an early-stage exploration project and is not currently considered a material property. No mineral resource or mineral reserve has been estimated for Homer-A. The results described above are exploration results. There can be no assurance that further exploration will result in the delineation of a mineral resource or that any mineralization will be economically extractable.

Subsequent Events (after September 30, 2026)

Constellation Project

On October 7, 2026, the Company announced that it had commenced an Initial Assessment at the Constellation Project. The Initial Assessment is expected to include an initial mine plan, rare earth annual production potential, a metallurgical review, an infrastructure assessment, a permitting overview and preliminary project economics. The Company is targeting completion of the Constellation Initial Assessment in mid-2027.

Constellation consists of 21 mineral tenements/titles covering approximately 59.5 km² within the Poços de Caldas alkaline complex, with the resource currently defined on approximately 16 km² of that package, in proximity to advanced-stage rare earth projects in one of the world's most significant districts for ionic adsorption clay and heavy rare earth development. The Project currently hosts an inferred mineral resource of 266.2 million tonnes at 2,637 ppm TREO at a 1,000 ppm TREO cut-off, with magnet rare earths neodymium praseodymium (“NdPr”) and dysprosium and terbium (“DyTb”) making up approximately 21% and 1% of the TREO basket, respectively.

Alpha Project

On November 2, 2026, the Company announced metallurgical test results at its Alpha ionic adsorption clay rare earth project in Bahia, Brazil. SGS Geosol Laboratórios Ltda. (SGS) laboratory testing achieved approximately 40% rare earth leach recovery (excluding cerium), compared with the 27% recovery assumption in Alpha’s Technical Report Summary — a 48% relative improvement under different test conditions. This key metallurgical input is now available for Alpha’s IA, over 80% complete, which remains targeted for release in the first quarter of 2027.

United States Mining Operations Segment

Foothills Rare Earths District, Georgia, USA

On July 29, 2026, the Company announced that its exploration activities in Georgia, which had centered on the Shiloh property, had been expanded to the Foothills Rare Earths District (the “District”). The District incorporates the Shiloh property, the Liberty Peak property and three additional exploration target areas (Targets 1, 2 and 3).

The Company reported that the District exploration area covers approximately 408,000 acres, including the original Shiloh target area of over 22,000 acres. These figures describe the exploration area, which includes prospective land that remains subject to finalized land and access agreements, and are not the Company’s land position.

At Shiloh over 6,700 meters were drilled in the third quarter of 2026 to continue to test and increase the confidence that a broader monazite-bearing sands system exists. In total approximately 15,200 meters have been drilled for the nine month period ending September 30, 2026, including approximately 8,600 meters of sonic, 3,600 meters of direct push and 3,000 meters of diamond holes.

At Liberty Peak, the Company drilled over 2,400 meters during the third quarter of 2026. For the nine month period ending September 30, 2026 the Company drilled approximately 4,800 meters, including approximately 2,400 meters of sonic and 2,400 meters of direct push holes. Exploration results support the Company's interpretation that the monazite-bearing sands system may extend beyond the Shiloh property into adjacent areas within the District. Drilling at Liberty Peak, located more than 50 kilometers from Shiloh, intersected monazite-bearing sands with geological characteristics similar to those identified at Shiloh.

Across the FRE district, the Company has completed approximately 20,000 meters of holes for the nine month period ending September 30, 2026 and is on track to meet its target of 28,000 meters by year-end 2026. The results from this extensive drill program continue to support the exploration thesis that an extensive monazite-bearing sands system exists at the FRE District. The data received from this exploration campaign will be used to support an initial mineral resource estimate for FRE and is expected to be published in the first half of 2027.

As of September 30, 2026, the Company’s active land position under Exploration & Drilling Agreements (“EDAs”), mining leases and option agreements totaled 4,458 acres across the District. In addition, the Company held an exploration permit for the preliminary evaluation of prospective properties covering 6,198 acres, compared to over 11,500 acres as of June 30, 2026. The decrease primarily reflects the expiration of short-term access agreements.

After the quarter-end the Company has also commenced its planned 260,000+ acres of airborne radiometric and magnetic surveys to help identify additional exploration targets across the District.

The District is at an exploration stage. No mineral resource or mineral reserve has been estimated for the District, and there can be no assurance that further exploration will result in the delineation of a mineral resource. The results described above are exploration results and are insufficient to define a mineral resource.

Board Leadership

In August 2026, Dan Shribman’s role as Chairman of the Board was elevated to Executive Chairman. In September 2026, Hugo Schumann was appointed Lead Independent Director.

Summary of Historical Operations and Expected Trends

General

As an exploration-stage company, we have not begun to generate operating revenues, nor can we expect to generate operating revenues in the foreseeable future. Our financial results reported for the three and nine months ended September 30, 2026 and 2025 are not reflective of our expectations for our ongoing operations, as further discussed in the sections titled “Factors that Will Impact Our Exploration Costs” and “Factors that Will Impact Our General and Administrative and Other Operating Costs” included in the Prospectus.

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

Comparison of three and nine months ended September 30, 2026 and 2025

The following tables set forth our historical results for the periods indicated, and the variances in amounts reported for the comparable reporting periods (dollars in thousands), percent changes are not included as they are not meaningful in this comparison:

	For the three months ended September 30,		Change
	2026	2025	$
Statements of Operations Data:
Operating expenses:
Exploration expenses	$11,614	$1,755	$9,859
General and administrative expenses	3,946	2,697	1,249
Depreciation expense	62	4	58
Transaction costs	—	90	(90)
Total operating expenses	15,622	4,546	11,076
Operating loss	(15,622)	(4,546)	(11,076)
Other income (expense):
Interest income	364	52	312
Interest expense	(19)	(79)	60
Foreign exchange gain	—	—	—
Change in fair value of SAFE	—	—	—
Change in fair value of warrants	4,437	61	4,376
Total other (expenses) income	4,782	34	4,748
Loss before income taxes	(10,840)	(4,512)	(6,328)
Provision for income taxes	—	—	—
Net loss	$(10,840)	$(4,512)	$(6,328)

	For the nine months ended September 30,		Change
	2026	2025	$
Statements of Operations Data:
Operating expenses:
Exploration expenses	$18,245	$1,920	$16,325
General and administrative expenses	14,836	3,215	11,621
Depreciation expense	121	7	114
Transaction costs	—	247	(247)
Total operating expenses	33,202	5,389	27,813
Operating loss	(33,202)	(5,389)	(27,813)
Other income (expense):
Interest income	994	52	942
Interest expense	(93)	(138)	45
Foreign exchange loss	(3)	—	(3)
Change in fair value of SAFE	(4,625)	—	(4,625)
Change in fair value of warrants	(3,482)	61	(3,543)
Total other (expenses) income	(7,209)	(25)	(7,184)
Loss before income taxes	(40,411)	(5,414)	(34,997)
Provision for income taxes	—	—	—
Net loss	$(40,411)	$(5,414)	$(34,997)

Operating Costs and Expenses

Total operating expenses increased by approximately $11.1 million and $27.8 million in the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The increases in both periods reflect the Company’s expanded scale of operations following the acquisition of FRE Australia and the continued build-out of its organizational and exploration capabilities. Exploration expenses increased due to approximately $5.0 million recognized upon exercise of the GMC Option, as well as higher drilling, assay, geological consulting, and exploration personnel costs, reflecting the start of drilling at the Alpha Project and expanded exploration activity at the Shiloh Project. General and administrative expenses increased due to higher personnel-related costs and professional service fees reflecting the expansion of the Company’s management and administrative functions and, for the nine months ended September 30, 2026, higher stock-based compensation expense of $9.0 million compared to $1.8 million in the 2025 period.

Exploration and evaluation expenses. Exploration and evaluation expenses increased by approximately $9.9 million and $16.3 million in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The increases were primarily attributable to increased exploration activity following the acquisition of FRE Australia, which expanded the Company’s exploration portfolio and operational footprint, as well as the start of drilling at the Alpha Project. The increased exploration activity consisted of increased drilling costs, geological and technical consulting fees, exploration personnel compensation, and assay costs. The increases also include approximately $5.0 million recognized upon exercise of the GMC Option in September 2026. Exploration and evaluation expenses during the prior-year periods were minimal, reflecting the Company’s more limited scope of operations at that time.

General and administrative expenses. General and administrative expenses increased by approximately $1.2 million and $11.6 million in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026 was primarily driven by increased personnel-related costs, professional service fees and insurance costs, reflecting the expansion of the Company’s management and administrative functions and increased public-company and regulatory compliance activities. The increase for the nine months ended September 30, 2026 was primarily driven by higher stock-based compensation, including stock-based compensation recognized in connection with the completion of the IPO, as well as the factors described above.

Depreciation expense. Depreciation expense increased by $58 thousand and $114 thousand in the three and nine months ended September 30, 2026 as compared to three and nine months ended September 30, 2025. The increases were primarily attributable to depreciation of property and equipment placed in service during 2025 and 2026, including vehicles, exploration and field equipment, and computer and office equipment, as the Company expanded its operations following recent acquisitions.

Transaction costs. Transaction costs decreased by $90 thousand and $247 thousand in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. Transaction costs in the 2025 periods represent legal, advisory, due-diligence, and other professional fees incurred in connection with the Company's acquisitions of AMBPL and FRE Australia. No transaction costs were incurred in the three and nine months ended September 30, 2026.

Other Income and Expense

Interest income. Interest income increased by $312 thousand and $942 thousand in the three and nine months ended September 30, 2026 as compared to three and nine months ended September 30, 2025. The increases were primarily due to higher balances held in interest-bearing accounts and short-term investments following the completion of the IPO, partially offset by unrealized losses on short-term investments.

Interest expense. Interest expense decreased by $60 thousand and decreased by $45 thousand in the three and nine months ended September 30, 2026 as compared to three and nine months ended September 30, 2025, respectively. The fluctuations are due to the related party loan agreement with Brazil Royalty Corp Participacoes E Investments Ltda. (“BRC”), which was executed in 2025 and converted to common shares in May 2026.

Foreign exchange gain or loss. The Company incurred no gain or loss and a $3 thousand loss in the three and nine months ended September 30, 2026, respectively, as compared to no gain or loss in three and nine months ended September 30, 2025, due to remeasurement of cash accounts held at FRE Australia.

Change in fair value of SAFE. There was no change in fair value of Simple Agreement for Future Equity (“SAFE”) in the three months ended September 30, 2026 and approximately a $4.6 million loss in the nine months ended September 30, 2026. The change was attributable to the remeasurement of the SAFE liability at fair value prior to its conversion upon the completion of the IPO, reflecting changes in valuation assumptions, primarily the share price assumptions, and including the passage of time. No change in fair value of SAFE was recognized in the prior-year periods as the SAFE was executed in December 2025.

Change in fair value of warrants. Change in fair value of warrants was approximately a $4.4 million gain and $3.5 million loss in the three and nine months ended September 30, 2026, respectively. The changes were attributable to the remeasurement of warrant liabilities at fair value during the periods, reflecting changes in valuation assumptions, primarily the share price assumptions, and including the passage of time.

Supplemental Discussion of Performance by Reportable Segment

United States Mining Operations Segment

Segment Operating loss for the Company's United States Mining Operations was as follows (dollars in thousands):

	For the three months ended September 30,		Change
	2026	2025	$	%
Segment Operating loss	$(3,624)	$(588)	$(3,036)	516

	For the nine months ended September 30,		Change
	2026	2025	$	%
Segment Operating loss	$(9,323)	$(588)	$(8,735)	1,486

Operating loss from our United States Mining Operations increased $3.0 million and $8.7 million in the three and nine months ended September 30, 2026 compared to the prior-year periods, driven primarily by increased exploration activities and costs incurred related to the Shiloh Project following the acquisition of FRE Australia. Operating loss of our United States Mining Operations segment is expected to further increase in subsequent periods. Refer to the discussions of “Factors that Will Impact Our Exploration Costs” and “Acquisition of FRE Australia” included in the Prospectus.

Brazil Mining Operations Segment

Segment Operating loss for the Company's Brazil Mining Operations was as follows (dollars in thousands):

	For the three months ended September 30,		Change
	2026	2025	$	%
Segment Operating loss	$(8,216)	$(1,381)	$(6,835)	495

	For the nine months ended September 30,		Change
	2026	2025	$	%
Segment Operating loss	$(9,770)	$(1,751)	$(8,019)	458

Operating loss from our Brazil Mining Operations increased $6.8 million and $8.0 million in the three and nine months ended September 30, 2026 compared to the prior-year periods, primarily due to approximately $5.0 million recognized upon exercise of the GMC Option and increased exploration activities, including the start of drilling at the Alpha Project. Refer to the discussions of “Factors that Will Impact Our Exploration Costs” and “Acquisition of FRE Australia” included in the Prospectus.

Liquidity and Capital Resources

Sources and Uses of Liquidity

We consider highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, we had $8.1 million and $22.8 million, respectively, in cash and cash equivalents. In connection with our initial public offering, we established short-term investment accounts to hold funds designated for land acquisition, mineral licenses and lease payments, option payments, drilling, metallurgical test work, permitting, exploration, evaluation, land consolidation, engineering studies, and working capital and general corporate purposes. These short-term investments are maintained in highly liquid securities to ensure we have adequate resources to fund planned exploration and development programs.

We are an exploration stage company and, since our inception, we have not generated revenues. We incurred operating losses of $15.6 million and $33.2 million in three and nine months ended September 30, 2026 and $4.5 million and $5.4 million in the prior year periods, respectively, and have reported an accumulated deficit of $60.2 million and $19.8 million as of September 30, 2026 and December 31, 2025, respectively. We have primarily relied on equity financing to fund our operating and investing activities – including, development and pursuit of our business plan; our mineral exploration and evaluation activities; our general and administrative costs and our capital expenditures. In addition, in the future we will continue to rely on equity financing to meet obligations as they become due and for future purchases of exploration and evaluation assets.

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

Our current assets exceeded our current liabilities by $66.1 million as of September 30, 2026, compared to $19.3 million as of December 31, 2025. The increase of $46.8 million was primarily attributable to the completion of the IPO in May of 2026.

The following table is a condensed schedule of cash flows provided as part of the discussion of liquidity and capital resources:

Cash flow Statement

	For the nine months ended September 30,		Change
	2026	2025	$
Other Financial Data (in thousands):
Net cash used in operating activities	$(17,108)	$(1,496)	$(15,612)
Net cash (used in) provided by investing activities	(61,745)	1,457	(63,202)
Net cash provided by financing activities	64,301	15,453	48,848

Currently, we do not maintain a credit facility or have debt from financial institutions. Since inception, we have predominately relied on equity financing to fund our operations, land acquisitions, and capital expenditures.

As of September 30, 2026, we expect material cash expenditures over the next twelve months to include the following:

•
approximately $11.0 million related to the Shiloh and other Georgia projects, including capital expenditures for land acquisition, mineral licenses and lease payments, option payments, drilling, metallurgical test work, permitting and S-K 1300 technical report summary preparation;
•
approximately $20.0 million related to the Alpha, Constellation, and Homer Projects, including exploration, evaluation, land option payments, land consolidation, metallurgy, engineering and permitting studies; and
•
approximately $7.0 million for working capital and other general corporate purposes.

These are planned estimates based on our current exploration and development plans. Actual expenditures may differ materially depending on exploration results, permitting timelines, equipment and personnel availability, cost escalation, and our ability to raise additional capital. We may also reallocate spending among projects or defer planned activities. We believe that our cash, cash equivalents and short-term investments of $68.3 million at September 30, 2026, which include the remaining funds raised through the issuance of SAFE agreements and the net proceeds from our initial public offering that closed on May 7, 2026, will be sufficient to fund our cash needs for the next twelve months. Historically, we have been successful in raising cash through equity financings; however, no assurances can be given that additional financing will be available in amounts sufficient to meet our needs or on terms that are acceptable to us.

Operating Activities

During the nine months ended September 30, 2026, our operating activities used $17.1 million of net cash, and used $1.5 million during the nine months ended September 30, 2025. The $15.6 million increase in net cash used in operating activities was primarily due to a $35.0 million increase in net loss driven by the expanded operational activities of the Company as a result of the acquisition of FRE Australia, as well as non-cash charges recognized on our SAFE and warrant liabilities. This increase in reported net loss is partially offset by non-cash items, including a $3.5 million increase in the fair value of warrant liabilities, a $4.6 million increase in the fair value of SAFE liabilities, $5.3 million related to the exploration option purchased with shares, and $9.0 million of stock-based compensation. Changes in operating assets and liabilities resulted in $0.3 million of net cash provided by changes in working capital.

Investing Activities

Our investing activities used $61.7 million of cash in the nine months ended September 30, 2026, as compared to $1.5 million provided during the nine months ended September 30, 2025. Cash used by investing activities increased primarily due to $60.5 million of net purchases of short-term investments funded with proceeds from our initial public offering, as well as $0.9 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026 and 2025, our financing activities provided $64.3 million and $15.5 million of cash, respectively. Financing activities during the nine months ended September 30, 2026 consisted primarily of $64.2 million of net proceeds from the issuance of common stock in our IPO, including the exercise of the underwriters’ over-allotment option and net of commissions, $3.4 million of SAFE proceeds, and $0.2 million of proceeds from warrant exercises, offset partially by $3.0 million of payments of deferred offering costs and $0.2 million of shares repurchased to satisfy employee tax withholding obligations.

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

Exploration Costs and Mineral Interests

General

Mineral interests consist of options to acquire mineral properties with rights to explore during the option period. Capitalized costs of the options were either asset purchases or payments to option counterparties. Mineral interests will not be amortized until the underlying property is converted to the production stage. As of September 30, 2026, none of the Company's properties were in the production stage and, therefore, the carrying values of the associated mineral interests are not being amortized. Exploration costs are being expensed as incurred until it is determined that a mining deposit can be economically and legally extracted or produced based upon established proven or probable reserves.

Assessments for Recoverability and Impairment

We assess the carrying values of our mineral interests for recoverability as of the end of each quarterly reporting period and whenever information or circumstances indicate the potential for impairment. There were no circumstances indicating the potential for impairment as of September 30, 2026.

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

The Company recognizes stock-based compensation expense on a straight-line basis over the awards' requisite service period. Prior to the Company's initial public offering in May 2026, certain RSUs were subject to a performance-based vesting condition tied to a liquidity event. In connection with the completion of the IPO on May 7, 2026, the performance-based vesting condition was satisfied and the Company recognized $5.3 million in stock-based compensation expense, of which $3.8 million related to the 581,609 RSUs that vested and $1.5 million represented catch-up expense for RSUs with remaining service requirements.

As of September 30, 2026, the Company has $4.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. Following the completion of the Company’s IPO on May 7, 2026, all liquidity-event vesting conditions were satisfied, and the remaining unrecognized compensation cost related to RSUs relates solely to service-based vesting conditions. As of September 30, 2026, the Company has $4.1 million of unrecognized compensation cost related to unvested performance stock units (“PSUs”), which is expected to be recognized over a weighted-average period of 0.5 years.

Instruments with Characteristics of Liabilities and Equity

As of September 30, 2026, the Company has outstanding warrants exercisable into shares of the Company's common stock. The Company accounts for these instruments as liability-classified based on an assessment of their specific terms and applicable authoritative guidance. The instruments are required to be recorded at their initial fair value on the date of issuance, and are remeasured to their fair value on each balance sheet date thereafter, with any change in fair value recognized in the Company’s condensed consolidated statements of operations.

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
•
The end of the fiscal year in which the fifth anniversary of our initial public offering has occurred;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026 as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2026.

Description of Material Weakness

The material weaknesses we identified include:

•
a lack of sufficient qualified resources to ensure adequate oversight and accountability over the performance of controls, including retention of control evidence, while maintaining segregation of duties;
•
inadequate design and implementation of controls in business process cycles such as payroll, treasury, procure to pay, and period end financial reporting and close, including controls over journal entries, reconciliations, and account analyses; and
•
ineffective general controls over information technology systems that support the financial reporting process, specifically related to privileged access, user provisioning, and de-provisioning, periodic user access reviews, authentication settings, data processing and change management were not maintained

Remediation Plan

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
•
hiring additional qualified accounting and financial reporting personnel to support our accounting processes and procedures and supplement our internal resources in our computation processes; and
•
implementing a new enterprise resource planning system to replace our existing accounting software and strengthen our control environment.

While management is making improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses remain un-remediated. We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. This evaluation process, including testing the effectiveness of the remediation efforts, will extend into 2027. Additionally, we have not performed an evaluation of our internal control over financial reporting; accordingly, we cannot ensure that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report.

Changes in Internal Control over Financial Reporting

In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2025, material weaknesses have been identified in our internal control over financial reporting. While we have begun the remediation of certain controls we have not fully remediated the material weakness. Thus, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2026, in connection with the completion of the Company's initial public offering, all outstanding SAFE agreements automatically converted into 1,037,100 shares of the Company's common stock in accordance with their terms. The Company also issued 201,807 shares of common stock upon conversion of the related-party convertible loan at a fixed conversion price of $6.55 per share, 19,052 shares of common stock pursuant to the Greenfield Agreement, and an aggregate of 46,610 shares of common stock upon the exercise of previously issued warrants. On August 20, 2026, the Company issued 165,153 shares of common stock as partial consideration for the assignment of the Weyerhaeuser Lease described in Note 6. In September 2026, the Company issued 262,086 shares of common stock to the grantors under the GMC Option in settlement of the exercise price under the GMC Option described in Note 6.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no officer or director of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Third Amendment to Option and Project Evaluation Agreement, dated July 31, 2026, by and among Foothills Rare Earths, LLC, Foothills Rare Earths Limited, Southeast Metals LLC, and the members of Southeast Metals LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2026)

10.2	Rare Earths Americas, Inc. Executive Severance and Change in Control Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2026)
10.3

Performance Share Agreement Under the Rare Earths Americas, Inc. 2026 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2026)

10.4

Assignment and Assumption of Lease, dated August 20, 2026, between Southeast Metals LLC and Foothills Rare Earths, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 25, 2026)

10.5

First Amendment to Mining Lease Agreement, dated January 30, 2026, between Weyerhaeuser Forest Holdings, Inc. and Southeast Metals, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 25, 2026)

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

Rare Earths Americas, Inc.

Date: November 10, 2026	By:	/s/ Donald Swartz
Donald Swartz
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Cheryl Kerr
Cheryl Kerr
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)